Form 10-Q
period 1995-04-30
EXCALIBUR TECHNOLOGIES CORP
filed 1995-06-07
CIK 316222

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

                                (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended April 30, 1995

                                    OR

          [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ____________ to ____________

                       Commission File Number 0-9747


                    EXCALIBUR TECHNOLOGIES CORPORATION
          (Exact name of registrant as specified in its charter)



                Delaware                         85-0278207
     (State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization)           Identification No.)

  9255 Towne Centre Drive, 9th Floor, San Diego, California    92121-3042
        (Address of principal executive offices)               (Zip Code)

   Registrant's telephone number, including area code:  (619)  625-7900




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
Yes  [X]   No [ ]

As of June 1, 1995, 9,903,637 shares of registrant's Common Stock, par value $.01 per share, were outstanding.

                    EXCALIBUR TECHNOLOGIES CORPORATION

                       QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED APRIL 30, 1995

                             TABLE OF CONTENTS
                                                                    Page

                      PART I .  FINANCIAL INFORMATION

Item 1. Financial Statements:

        Consolidated Balance Sheets
        April 30, 1995 and January 31, 1995..........................  3

        Consolidated Statements of Operations
        Fiscal quarters ended April 30, 1995 and 1994................  4

        Consolidated Statements of Cash Flows
        Fiscal quarters ended April 30, 1995 and 1994................  5

        Notes to Consolidated Financial Statements.................  6-8

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations................................  9-12



                        PART II. OTHER INFORMATION

Items 1. - 6. ......................................................  13


Signature     ......................................................  14

                        EXCALIBUR TECHNOLOGIES CORPORATION

                            CONSOLIDATED BALANCE SHEETS
                           ASSETS                  April 30, 1995   Jan 31, 1995
                                                    -------------  -------------
  Current Assets:
    Cash and cash equivalents....................   $  4,881,837   $  2,613,954
    U.S. government securities, at cost..........      2,240,034      2,490,396

    Accounts receivable, net of allowance for
        doubtful accounts of $315,000............      2,875,511      3,344,987
    Prepaid expenses and other...................        577,380        439,301
                                                    -------------  -------------
          Total current assets...................     10,574,762      8,888,638
                                                    -------------  -------------

  U.S. government securities.....................      3,866,251      6,114,207
  Equipment and leasehold improvements, net......      2,191,009      2,354,617
  Other assets...................................         44,782         44,782
                                                    -------------  -------------
                                                    $ 16,676,804   $ 17,402,244
                                                    =============  =============

  LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities:

    Accounts payable.............................   $    832,740   $    742,064
    Accrued expenses.............................      1,343,226      2,400,413
    Deferred revenues............................      2,159,320      2,143,874
                                                    -------------  -------------
          Total current liabilities..............      4,335,286      5,286,351
                                                    -------------  -------------

  Shareholders' Equity:
    5% Cumulative convertible preferred stock,
      $0.01 par value, preference in liquidation
      $10 per share, 1,000,000 shares authorized;
      27,180 shares issued and outstanding.......        271,797        271,797
    Common stock, par value $0.01, 20,000,000
      shares authorized; 9,897,637 and 9,812,537
      shares issued and outstanding..............         98,976         98,125
    Additional paid-in capital...................     42,714,294     42,010,379
    Accumulated deficit since September 30, 1985
      (date of reorganization)...................    (30,704,796)   (30,238,457)
    Cumulative translation adjustment............        (38,753)       (25,951)
                                                    -------------  -------------
          Total shareholders' equity.............     12,341,518     12,115,893
                                                    -------------  -------------
                                                    $ 16,676,804   $ 17,402,244
                                                    =============  =============

                The accompanying notes to the financial statements
            are an integral part of these consolidated balance sheets.

                     EXCALIBUR TECHNOLOGIES CORPORATION

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Fiscal quarter ended April 30
                                            -----------------------------
                                                 1995             1994
                                            ------------      ------------
  REVENUES:
    Software.............................   $ 2,138,512       $ 1,582,797
    Maintenance..........................       662,342           493,458
                                            ------------      ------------
                                              2,800,854         2,076,255
                                            ------------      ------------
  EXPENSES:
    Sales and marketing..................     1,660,313         2,359,850
    Research and product development.....       958,164         1,313,891
    General and administrative...........       539,198           730,894
    Cost of software revenues............       148,463            79,343
    Cost of maintenance revenues.........        89,484           115,119
                                            ------------      ------------
                                              3,395,622         4,599,097
                                            ------------      ------------

  Operating loss.........................      (594,768)       (2,522,842)

  Interest income........................       128,429            72,649
                                            ------------      ------------
  Net loss...............................   $  (466,339)      $(2,450,193)
                                            ------------      ------------

  Dividends on preferred stock...........         3,397             3,397
                                            ------------      ------------
  Net loss applicable to common stock....   $  (469,736)      $(2,453,590)
                                            ============      ============

  Net loss per common share..............   $     (0.05)      $     (0.27)
                                            ============      ============
  Weighted-average number of common
    shares outstanding...................     9,833,602         9,215,795
                                            ============      ============



             The accompanying notes to the financial statements are an integral part of these consolidated statements.

                        EXCALIBUR TECHNOLOGIES CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    For the quarter ended April 30
                                                    ------------------------------
                                                         1995            1994
                                                     ------------   ------------
  Cash Flows from Operating Activities:
    Net loss                                         $  (466,339)   $(2,450,193)

    Adjustments to reconcile net loss to
      net cash used in operating activities:

        Depreciation and amortization                    236,997        297,810

        Loss on sale of assets.....................        1,307           -
        Compensation element of stock option grant.         -            60,075
    Changes in operating assets and liabilities:
        Accounts receivables, net..................      536,219        512,732
        Prepaid expenses and other.................     (191,590)      (190,667)
        Accounts payable and accrued expenses......     (969,633)       (25,241)
        Deferred revenues..........................       12,763        (33,930)
                                                     ------------   ------------
    Net cash used in operating activities               (840,276)    (1,829,414)
                                                     ------------   ------------
  Cash Flows from Investing Activities:
    Purchases of investments.......................   (1,901,384)         -
    Proceeds from maturities of investments........    4,399,702      2,188,455
    Purchases of equipment and leasehold improvements    (73,182)      (144,837)
                                                     ------------   ------------
    Net cash provided by investing activities......    2,425,136      2,043,618
                                                     ------------   ------------
  Cash Flows from Financing Activities:

    Proceeds from issuance of common stock.........      704,767      5,143,750
                                                     ------------   ------------
    Net cash provided by financing activities......      704,767      5,143,750
                                                     ------------   ------------
       The Effect of Exchange Rate Changes on Cash       (21,744)        (7,170)



  Net Increase in Cash and Cash Equivalents........    2,267,883      5,350,784

  Cash and Cash Equivalents, beginning of period...    2,613,954      1,187,007
                                                     ------------   ------------
  Cash and Cash Equivalents, end of period.........  $ 4,881,837    $ 6,537,791
                                                     ============   ============


                The accompanying notes to the financial statements
              are an integral part of these consolidated statements.

                    EXCALIIBUR TECHNOLOGIES CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  THE COMPANY

Excalibur Technologies Corporation (the Company) designs, develops, markets and supports computer software products used for the document imaging and multimedia information retrieval marketplaces. The Company also offers consulting, training, maintenance and systems integration services in support of its customers' use of its software products. In addition, the Company performs research and development under contract and licenses proprietary software products for use in compound-document, digital library, positive identification, and on-line services and information retrieval systems. The Company distributes its products through Value Added Resellers (VARs), System Integrators (SIs), Original Equipment Manufacturers (OEMs), distributors and a direct sales force.


(2)  SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

The accompanying comparative and consolidated financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and it is suggested that these comparative and consolidated financial statements be read in conjunction with the financial statements, and the notes thereto, included in the Company's latest annual report on Form 10-K. In the opinion of management, the comparative and consolidated financial statements for the fiscal quarter ended April 30, 1995 include all adjustments that are normal and recurring which are necessary to a fair statement of the results for the interim periods. The results of operations for the fiscal quarter ended April 30, 1995 are not necessarily indicative of the results for the entire fiscal year ending January 31, 1996.

Consolidation

The consolidated financial statements include the accounts of Excalibur Technologies Corporation and its wholly owned subsidiary, Excalibur Technologies International, Ltd. These entities are collectively referred to as the "Company." All significant intercompany transactions and accounts have been eliminated.

Revenue Recognition

In December 1991, the American Institute of Certified Public Accountants issued a Statement of Position on Software Revenue Recognition. This statement provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The Company's revenue recognition policies comply with the statement in all material respects.

The Company recognizes revenues from product development contracts ratably over the contract life. Revenues from royalties and license fees are recognized at contract signing if they contain no future performance requirements. Revenues related to agreements with customers which contain future performance requirements are recognized in accordance with such performance requirements. Revenues from product sales are recognized at the time of shipment. Maintenance revenue related to ongoing services is deferred and recognized ratably as revenue over the term of the agreement. Maintenance revenue that is bundled with the initial licensing fee is deferred and recognized as revenue over the term of the related maintenance period, typically 90 days.

Research and Development Costs

Product development costs related to the Company's software products are expensed when incurred until technological feasibility has been established for the product. Thereafter, up until the general release of the products to customers, all product development costs, if any, are capitalized, reported at the lower of unamortized cost or estimated net realizable value and amortized on a straight-line basis over the remaining estimated economic life of the product. During the fiscal quarters ended April 30, 1995 and 1994, no product development costs were capitalized due to uncertainties related to the economic life of the products, and there were no capitalized costs not yet amortized.

Net Loss Per Common Share

Net loss per common share is calculated based on the weighted-average number of common shares outstanding during each period, after deducting the dividends on preferred stock. Common stock equivalents (stock options, warrants and cumulative convertible preferred stock) were excluded from the net loss per share computations because of their anti-dilutive effect.

Statements of Cash Flows

U.S. government securities, which consist primarily of U.S. Treasury Bills with varying maturities of up to one year, are considered investments and excluded from cash equivalents regardless of their maturities. Cash equivalents include funds from money market accounts.


(3)  ISSUANCE OF STOCK AND RELATED EVENTS

On April 25, 1994, the Company completed a private placement of 625,000 restricted shares of the Company's common stock to an unaffiliated institutional investor, at an offering price of $8.00 per share, resulting in net proceeds of $4,800,000 to the Company. Allen & Company Incorporated, acted as the placement agency in this transaction. A registration statement for these shares was filed with the SEC on May 4, 1995.

During the first quarter of fiscal year 1996, the Company issued 85,100 shares of common stock upon the exercise of options ranging from $7.36 to $11.64 per share, resulting in total proceeds to the Company of $705,000.

(4)  PRODUCT DEVELOPMENT, DISTRIBUTION AND OTHER CONTRACTS

In December 1994, the Company signed a joint development and worldwide distribution agreement with Informix Software Incorporated to provide text and image retrieval technology to users of the INFORMIX(R)-OnLine Dynamic Server(TM). The agreement calls for the integration of the Excalibur TRL(TM) Text Retrieval Library and the Excalibur XRS Image and Signal Server(TM) across multiple platforms supporting the OnLine Dynamic Server. The Company will receive a percentage of the list price for such products licensed. Through April 30, 1995, the revenue recognized under this contract was $49,000.

In May of 1994 the Company entered into a Software Distribution Agreement with Professional Computer Systems B.V. (PCS). The contract was subsequently amended in January of 1995 to extend the contract expiration date to January 31, 1996. The agreement grants PCS exclusive rights to license and distribute Excalibur EFS(R) throughout Belgium, The Netherlands, and Luxembourg. The contract amount of $1,000,000 is recognized ratably over the contract period of twenty-one months.

In February 1995, the Company signed a one year Country License Reseller Agreement with Zeta Holdings Limited, which grants Zeta Holdings exclusive rights to license and distribute Excalibur EFS throughout the U.K. The contract amount of $800,000 is recognized ratably over the contract period of 12 months.

In January 1995, the Company entered into a development and distribution agreement with International Business Machines Corporation (IBM) to integrate Excalibur/XRS(TM) Image Retrieval Software with certain versions of IBM's DATABASE 2 (DB2)(TM) database product. The Company will receive percentage royalties on revenues recorded by IBM from licenses of DB2 that contain Excalibur/XRS Image Retrieval Software, as described in the agreement. Through April 30, 1995, $75,000 in revenue has been recognized under this contract.

On May 19, 1994, the Company signed a developer agreement with IBM for a nonexclusive, worldwide license to IBM of the object code for Excalibur TRL Text Retrieval Library and Excalibur TRS(TM) Text Retrieval Server for a period of seven years after the date of delivery. IBM will embed Excalibur TRL and Excalibur TRS as add-on features of their text retrieval product, SearchManager. Excalibur will receive percentage royalties against revenue received by IBM from licenses of SearchManager containing Excalibur TRL and/or TRS technology. No revenue has been recognized under this agreement through April 30, 1995.

The Company signed an agreement with PRC, Inc. (PRC), a systems integrator, in February 1993, under which the Company provides its software to PRC as part of a federal procurement. This contract represents a minimum of $2 million in revenues from PRC, payable periodically over two and a half years. Revenue of $29,000 was recognized in the first quarter of the current fiscal year. Aggregate revenue recognized to date is $1,623,000.

The Company has earned research, development and royalty fees under a series of contracts with Nikkei Information Systems Co., Ltd. (NIS), a Japanese company, since 1985. Under the current agreement, which is effective June 1, 1993 through January 31, 1996, with automatic extensions of successive one-year periods, NIS pays a minimum monthly royalty fee of $34,583 through January 31, 1996, against royalties on the revenue generated. To date, the monthly royalties earned by the Company have not exceeded  the  minimum  monthly royalty, and it  is  anticipated  that  the minimums will not be exceeded in the foreseeable future. The agreement also allows for distribution of third party products containing the Company's software technologies into Japan under a royalty sharing accord with NIS.

Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations

The Company principally earns revenue from licensing its software to end-users, SIs and OEMs through its distributors, VARs, strategic partners and direct sales force. This includes both sales to new customers and sales to current customers for additional users, upgrades to newer product versions, telephone support, and other services. Revenues generated from product licenses can vary significantly within a period due to the relatively long sales cycle, variations in the size of license agreements, and the number of shipments made. Historically, the volume of customer orders and product shipments is greatest at the end of a period, and the Company often recognizes a significant portion of license revenue in the last days of each quarter. Deferred revenue of $2,159,000 at April 30, 1995, related primarily to maintenance agreements and training, and is not expected to cause significant fluctuations in future quarterly revenue.

The Company's revenues were $2,801,000 in the fiscal quarter ended April 30, 1995, compared to $2,076,000 for the first quarter of the prior fiscal year. The $725,000 increase in total revenues from the prior year was due to increased sales in all sectors of the company.

                                  For the quarter ended April 30
   Revenues                       1995        Change        1994
                              ------------    ------    ------------
     Software revenues        $  2,139,000      35%     $  1,583,000
     Maintenance revenues          662,000      34%          493,000
                              ------------    ------    ------------
                              $  2,801,000      35%     $  2,076,000

Federal sales increased 160% to $431,000 in the first quarter this year compared to $166,000 in the first quarter last year. International revenues continued to grow, increasing 47% to $686,000 in the first quarter this year from $467,000 in the first quarter last year, representing 24% and 22% of total revenue, respectively. Due to continued emphasis in the sales and marketing of Excalibur's embedded technology products, embedded technology revenue increased 119% to $242,000 in the first quarter this year, from $110,000 in the first quarter last year.

Maintenance revenues increased 34% to $662,000 in the first quarter this year, compared to $493,000 in the first quarter last year, representing 24% of total revenue in both years. This $169,000 increase was due to the Company's expanded customer base and the company's continued emphasis to keep customers current on annual maintenance contracts.

Total operating expenses for the quarter were $3,396,000 this year, a decrease of $1,204,000, or 26%, from last year. The decrease in expenditures was due to the corporate reorganization in fiscal year 1995 and tighter expense controls. The growth of the international operations produced a 59% increase in expenses, primarily in equipment costs, employee costs and administrative expenses. International operating expenses represented 12% of total expenses in the first quarter this year compared to 5% for the first quarter last year.

                                         For the quarter ended April 30
Operating Expenses                         1995      Change       1994
                                       -----------   ------   -----------
 Sales and marketing                   $ 1,660,000    (30%)   $ 2,360,000
 Percentage of total revenue                   59%                   114%
                                       -----------   ------   -----------
 Research and product development      $   958,000    (27%)   $ 1,314,000
 Percentage of total revenue                   34%                    63%
                                       -----------   ------   -----------
 General and administrative            $   539,000    (26%)   $   731,000
 Percentage of total revenue                   19%                    35%

Sales and marketing expenses decreased $700,000, to $1,660,000 in the first quarter this year, a 30% decrease from expenses of $2,360,000 in the first quarter last year. The Company has increased its emphasis on VAR channels and lowered its product promotion costs and overall sales and marketing expenses. Significant reductions have been achieved in employee costs, travel and entertainment, and office costs through lower personnel count and tighter expense controls.

Research and product development expenditures decreased $356,000, to $958,000 in the first quarter this year. The Company's continued focus on development of its embedded technology products has resulted in increased
R & D expenditures in this area, and reductions for application products.

General and administrative expenditures for the first quarter this year were $539,000 compared to $731,000 in the first quarter last year. The 26% reduction is attributed to decreased employee costs, office costs, corporate expenses, and the elimination of a compensation charge for a stock option grant last year.

                                        For the quarter ended April 30
Cost of Revenues                          1995      Change       1994
                                      -----------   ------   -----------
  Software Costs                       $ 148,000      87%     $   79,000
  Percentage of software revenue              7%                      5%
                                      -----------   ------   -----------
  Maintenance Costs                    $  89,000     (22%)    $  115,000
  Percentage of maintenance revenue          14%                     23%

Cost of software revenues increased to $148,000 in the first quarter this year compared to $79,000 in the first quarter last year. The increase was primarily due to the cost of software licensed for inclusion in the Company's products.

Cost of maintenance revenues decreased to $89,000 in the first quarter this year compared to $115,000 in the first quarter last year. This reduction is due to the decrease in personnel in technical support.

Interest income was $128,000 in the first quarter this year compared to $73,000 in the first quarter last year. This 77% increase was primarily due to higher average cash and investment balances during the quarter this year as compared to last year, as well as increased rate of return on reinvested funds this year.

The Company's net loss was $466,000 or $0.05 per common share, for the first quarter this year compared to a loss of $2,450,000, or $0.27 per common share, for the first quarter last year.

Liquidity and Capital Resources

Cash and cash equivalents increased by $2,268,000 over the first three months of fiscal 1996 to $4,882,000 at April 30, 1995. Operating activities used $840,000 in cash due to the net loss of $466,000, $970,000 reduction of accounts payable and accrued expenses, offset by a $536,000 reduction in receivables. Investing activities provided $2,425,000 in cash primarily from the maturities of U.S. Treasury bills that was subsequently reinvested. Proceeds to the Company from the exercise of stock options totaled $705,000.

The Company usually generates the majority of its quarterly revenue in the last month of a quarter, which creates higher receivables at the end of a reporting period, as measured by the average sales per day in accounts receivable. Average days sales outstanding was 101 days for the first quarter this year as compared to 112 days for the first quarter last year. International accounts receivable represented 27% of total accounts receivable.

In addition to normal operating expenses, longer term cash requirements are anticipated for financing continued growth and the development or enhancement of software products. The Company believes, based on its anticipated results of operations for fiscal year 1996, that existing cash and other liquid investments are adequate to fund anticipated current operating requirements.

                        PART II-- OTHER INFORMATION

Item 1.   Legal Proceedings

On February 12, 1995 the Company entered into a settlement agreement and mutual release, which resulted in the dismissal of a complaint filed in August 1994 by a former employee.


Item 2.   Changes in Securities................................  None.


Item 3.   Defaults upon Senior Securities......................  None.


Item 4.   Submission of Matters to Vote of Security Holders....  None.


Item 5.   Other Information....................................  None.


Item 6.   Exhibits and Reports on Form 8-K.....................  None.

                           SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCALIBUR TECHNOLOGIES CORPORATION



June 7, 1995                        By:/S/David Lambert
                                    ------------------------------
                                    David Lambert
                                    Executive Vice President,
                                    Chief Financial Officer,
                                    Secretary and Treasurer
                                    (Principal Financial Officer
                                    and Principal Accounting Officer)