Form 10-Q
period 1995-07-31
EXCALIBUR TECHNOLOGIES CORP
filed 1995-09-15
CIK 316222

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q

                                     (Mark One)

                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended July 31, 1995

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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes x No __

As of September 1, 1995, 11,549,541 shares of registrant's Common Stock, par value $.01 per share, were outstanding.

                      EXCALIBUR TECHNOLOGIES CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JULY 31, 1995

                               TABLE OF CONTENTS


                           PART I . FINANCIAL INFORMATION

Item 1.    Financial Statements:                                        Page

           Consolidated Balance Sheets
           July 31, 1995 and January 31, 1995 ........................... 3

           Consolidated Statements of Operations
           Fiscal quarters and six month periods
                    ended July 31, 1995 and 1994 ........................ 4

           Consolidated Statements of Cash Flows
           Fiscal quarters and six month periods
                    ended July 31, 1995 and 1994 ........................ 5

           Notes to Consolidated Financial Statements ................ 6-12

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations ............ 13-16



                             PART II. OTHER INFORMATION

Items 1. - 6 ........................................................... 17


Signature  ............................................................. 18

                              EXCALIBUR TECHNOLOGIES CORPORATION

                                 CONSOLIDATED BALANCE SHEETS

                     ASSETS                                       July 31, 1995   January 31, 1995
                                                                 --------------   ----------------
Current Assets:
   Cash and cash equivalents ..................................   $  3,386,972     $  2,644,742
   U.S. government securities, at cost ........................      1,488,588        2,490,396
   Accounts receivable, net of allowance for doubtful
      accounts of $391,000 and $374,000, respectively                3,509,517        3,650,333
   Prepaid expenses and other .................................        576,688          484,810
                                                                  ------------     ------------
        Total current assets ..................................      8,961,765        9,270,281
                                                                  ------------     ------------

U.S. government securities, at cost ...........................      7,255,047        6,114,207
Equipment and leasehold improvements, net .....................      2,266,385        2,522,622
Other assets ..................................................         44,782           44,782
                                                                  ------------     ------------
                                                                  $ 18,527,979     $ 17,951,892
                                                                  ============     ============

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable ...........................................   $    958,020     $    968,295
   Accrued expenses ...........................................      2,079,111        2,936,060
   Deferred revenues ..........................................      2,835,453        3,018,199
   Deferred compensation ......................................      1,164,155        1,164,155
   Notes payable and capital lease obligations ................        424,217          307,351
                                                                  ------------     ------------
        Total current liabilities .............................      7,460,956        8,394,060
                                                                  ------------     ------------

Notes payable, net of current portion (Note 4) ................         67,138           82,138

Shareholders' Equity:
   5% Cumulative  convertible preferred stock,
      $0.01 par value,  preference in liquidation
      $10 per share, 1,000,000 shares authorized,
      27,180 shares issued and outstanding ....................        271,797          271,797
   Common stock, par value $0.01, 20,000,000
      shares authorized; 11,505,441 and 11,239,380
      shares issued and outstanding ...........................        115,054          112,394
   Deferred compensation ......................................        (15,693)         (38,332)
   Additional paid-in capital .................................     47,313,525       44,522,685
   Accumulated deficit since September 30, 1985
      (date of reorganization) ................................    (36,651,575)     (35,366,899)
   Cumulative translation adjustment ..........................        (33,223)         (25,951)
                                                                  ------------     ------------
        Total shareholders' equity ............................     10,999,885        9,475,694
                                                                  ------------     ------------
                                                                  $ 18,527,979     $ 17,951,892
                                                                  ============     ============

            The accompanying notes to the financial statements are an
               integral part of these consolidated balance sheets.

                                           EXCALIBUR TECHNOLOGIES CORPORATION

                                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                     Fiscal quarter ended July 31      Six months ended July 31
                                         1995            1994            1995            1994
                                     ------------    ------------    ------------    ------------
REVENUES
  Software .......................   $  3,409,707    $  2,841,732    $  6,423,337    $  4,576,047
  Maintenance ....................        847,148         613,200       1,612,569       1,135,383
                                     ------------    ------------    ------------    ------------
                                        4,256,855       3,454,932       8,035,906       5,711,430
                                     ------------    ------------    ------------    ------------

EXPENSES
  Sales and marketing ............      1,783,389       2,566,927       4,013,684       5,384,415
  Research and product development      1,177,740       1,327,905       2,362,281       2,795,099
  General and administrative .....        974,572       1,039,394       1,789,611       2,105,283
  Cost of software revenues ......        320,081         346,513         619,504         575,752
  Cost of maintenance revenues ...        142,168         135,083         286,114         289,948
  Other (Note 7)..................        489,521         700,000         489,521         700,000
                                     ------------    ------------    ------------    ------------
                                        4,887,471       6,115,822       9,560,715      11,850,497
                                     ------------    ------------    ------------    ------------

Operating loss ...................       (630,616)     (2,660,890)     (1,524,809)     (6,139,067)

OTHER INCOME / (EXPENSES)
  Interest income ................        148,123         114,738         276,552         187,387
  Interest expense ...............        (16,834)        (40,451)        (36,419)        (52,072)
                                     ------------    ------------    ------------    ------------

Net loss .........................   $   (499,327)   $ (2,586,603)   $ (1,284,676)   $ (6,003,752)
                                     ------------    ------------    ------------    ------------

Dividends on preferred stock .....          3,396           3,396           6,792           6,792
                                     ------------    ------------    ------------    ------------
Net loss applicable to common $t .       (502,723)   $ (2,589,999)   $ (1,291,468)   $ (6,010,544)
                                     ============    ============    ============    ============

Net loss per common share ........   $      (0.04)   $      (0.23)   $      (0.11)   $      (0.55)
                                     ============    ============    ============    ============
Weighted-average number of common
  shares outstanding .............     11,396,996      11,239,380      11,329,852      10,945,955
                                     ============    ============    ============    ============


                      The accompanying notes to the financial statements are an
                           integral part of these consolidated statements.

                       EXCALIBUR TECHNOLOGIES CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       For the six months ended July 31
                                                             1995             1994
                                                          -----------    -----------
Cssh Flows from Operating Activities:
   Net loss ...........................................   $(1,284,676)   $(6,003,752)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
      Depreciation and amortization ...................       513,190        616,895
      Loss on disposal of assets ......................         8,742        500,000
      Compensation paid in common stock ...............        36,640        305,650
      Amortization of deferred compensation ...........        22,639         31,667
   Changes in operating assets and liabilities:
      Accounts receivable, net ........................       175,540     (1,805,119)
      Prepaid expenses and other ......................      (118,457)        41,523
      Accounts payable and accrued expenses ...........      (886,005)       249,001
      Deferred revenues ...............................      (184,404)       950,707
      Deferred compensation ...........................          --          265,821
                                                          -----------    -----------
   Net cash used in operating activities ..............    (1,716,791)    (4,847,607)
                                                          -----------    -----------

Cash flows from Investing Activities:
   Purchase of investments ............................    (6,685,148)    (4,328,813)
   Proceeds from maturities of investments ............     6,546,117      4,344,443
   Purchases of equipment and leasehold improvements...      (264,934)      (343,345)
                                                          -----------    -----------
   Net cash used by investing activities ..............      (403,965)      (327,715)

Cash Flows from Financing Activities:
   Proceeds from notes payable ........................       238,000        173,717
   Proceeds from issuance of common stock .............     2,756,860      5,628,996
   Repayment of notes payable and capital leases.......      (119,065)        (2,914)
                                                          -----------    -----------
   Net cash provided by financing activities ..........     2,875,795      5,799,799
                                                          -----------    -----------

The Effect of Exchange Rate Changes on Cash ...........       (12,809)       (22,362)

Net Increase in Cash and Cash Equivalents .............       742,230        602,115

Cash and Cash Equivalents, beginning of period ........     2,644,742      1,279,666
                                                          -----------    -----------

Cash and Cash Equivalents, end of period ..............     3,386,972      1,881,781
                                                          ===========    ===========
Supplemental disclosures of cash flow information:
  Cash paid for interest ..............................         3,800           --
                                                          ===========    ===========
Supplemental disclosures of noncash investing
     and financing activities:
  Purchase of treasury stock with note payable ........          --           94,380
                                                          ===========    ===========
  Common stock issued under
     deferred compensation arrangement ................          --           65,000
                                                          ===========    ===========

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

(2)    SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

In July 1995, the Company acquired all of the outstanding shares of ConQuest Software, Inc. (ConQuest). The business combination was treated for accounting purposes as a pooling of interests, and accordingly, the accompanying comparative and consolidated financial statements reflect the combined results of the pooled businesses for the respective periods presented. The financial information for the interim periods includes the unaudited condensed statements of operations of Excalibur prior to the merger (hereinafter referred to as "Pre-merger Excalibur") and the unaudited condensed statements of operations of ConQuest. The statements of operations for Pre-merger Excalibur include the three and six month periods ended July 31, 1995 and 1994. The statements of operations of ConQuest include the three and seven month periods ended July 31, 1995 and the three and six month periods ended June 30, 1994.

                                     Pre-Merger
                                      Excalibur      ConQuest
                                    Three months   Three months
                                       ended          ended
                                   July 31, 1995  July 31, 1995     Combined
                                   -------------  -------------    -----------
REVENUES:
  Software .......................   $ 2,216,612    $ 1,193,095    $ 3,409,707
  Maintenance ....................       765,054         82,094        847,148
                                     -----------    -----------    -----------
                                       2,981,666      1,275,189      4,256,855
                                     -----------    -----------    -----------

EXPENSES
  Sales and marketing ............     1,466,861        316,528      1,783,389
  Research and product development       999,123        178,617      1,177,740
  General and administrative .....       636,951        337,621        974,572
  Cost of software revenues ......       230,304         89,777        320,081
  Cost of maintenance revenues ...       103,539         38,629        142,168
  Other (Note 7)..................       271,240        218,281        489,521
                                     -----------    -----------    -----------
                                       3,708,018      1,179,453      4,887,471
                                     -----------    -----------    -----------

Operating Income (Loss) ..........      (726,352)        95,736       (630,616)

Interest Income ..................       148,123           --          148,123
Interest Expense .................          --          (16,834)       (16,834)
                                     -----------    -----------    -----------
Net income (loss) ................   $  (578,229)   $    78,902    $  (499,327)
                                     ===========    ===========    ===========

                                     Pre-Merger
                                      Excalibur      ConQuest
                                    Three months   Three months
                                        ended          ended
                                   July 31, 1995  July 31, 1995     Combined
                                   -------------  -------------    -----------
REVENUES:
  Software .......................   $ 2,447,765    $   393,967    $ 2,841,732
  Maintenance ....................       562,350         50,850        613,200
                                     -----------    -----------    -----------
                                       3,010,115        444,817      3,454,932
                                     -----------    -----------    -----------

EXPENSES:
  Sales and marketing ............     2,234,655        332,272      2,566,927
  Research and product development     1,216,598        111,307      1,327,905
  General and administrative .....       796,168        243,226      1,039,394
  Cost of software revenues ......       237,679        108,834        346,513
  Cost of maintenance revenues ...       106,226         28,857        135,083
  Other (Note 7)..................       700,000           --          700,000
                                     -----------    -----------    -----------
                                       5,291,326        824,496      6,115,822
                                     -----------    -----------    -----------

Operating loss ...................    (2,281,211)      (379,679)    (2,660,890)

Interest income ..................       114,738           --          114,738
Interest expense .................          --          (40,451)       (40,451)
                                     -----------    -----------    -----------
Net loss .........................   $(2,166,473)   $  (420,130)   $(2,586,603)
                                     ===========    ===========    ===========



                                    Pre-merger
                                     Excalibur       ConQuest
                                    Six months     Seven months
                                      ended           ended
                                   July 31, 1995  July 31, 1995     Combined
                                   -------------  -------------    -----------
REVENUES:
  Software .......................   $ 4,329,682    $ 2,093,655    $ 6,423,337
  Maintenance ....................     1,452,841        159,728      1,612,569
                                     -----------    -----------    -----------
                                       5,782,523      2,253,383      8,035,906
                                     -----------    -----------    -----------

EXPENSES:
  Sales and marketing ............     3,127,175        886,509      4,013,684
  Research and product development     1,947,444        414,837      2,362,281
  General and administrative .....     1,185,991        603,620      1,789,611
  Cost of software revenues ......       378,767        240,737        619,504
  Cost of maintenance revenues ...       193,023         93,091        286,114
  Other (Note 7)..................       271,240        218,281        489,521
                                     -----------    -----------    -----------
                                       7,103,640      2,457,075      9,560,715
                                     -----------    -----------    -----------

Operating loss ...................    (1,321,117)      (203,692)    (1,524,809)

Interest income ..................       276,552           --          276,552
Interest expense .................          --          (36,419)       (36,419)
                                     -----------    -----------    -----------
Net loss .........................   $(1,044,565)   $  (240,111)   $(1,284,676)
                                     ===========    ===========    ===========

                                    Pre-merger
                                     Excalibur       ConQuest
                                     Six months     Six months
                                       ended          ended
                                   July 31, 1994  June 30, 1994     Combined
                                   -------------  -------------    -----------
REVENUES
  Software .......................  $  4,030,563   $    545,484   $  4,576,047
  Maintenance ....................     1,055,808         79,575      1,135,383
                                    ------------   ------------   ------------
                                       5,086,371        625,059      5,711,430
                                    ------------   ------------   ------------

EXPENSES
  Sales and marketing ............     4,594,506        789,909      5,384,415
  Research and product development     2,530,489        264,610      2,795,099
  General and administrative .....     1,527,062        578,221      2,105,283
  Cost of software revenues ......       317,022        258,730        575,752
  Cost of maintenance revenues ...       221,345         68,603        289,948
  Other (Note 7)..................       700,000           --          700,000
                                    ------------   ------------   ------------
                                       9,890,424      1,960,073     11,850,497
                                    ------------   ------------   ------------

Operating loss ...................    (4,804,053)    (1,335,014)    (6,139,067)

Interest income ..................       187,387           --          187,387
Interest expense .................          --          (52,072)       (52,072)
                                    ------------   ------------   ------------
Net loss .........................  $ (4,616,666)  $ (1,387,088)  $ (6,003,752)
                                    ============   ============   ============


These financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and it is suggested that these comparative and consolidated financial statements be read in conjunction with the financial statements, and the notes thereto, included in the Company's latest annual report on Form 10-K and current report on Form 8-K/A. In the opinion of management, the comparative and consolidated financial statements for the fiscal quarter ended July 31, 1995, include all adjustments that are normal and recurring which are necessary to a fair statement of the results for the interim periods. The results of operations for the fiscal quarter ended July 31, 1995 are not necessarily indicative of the results for the entire fiscal year ending January 31, 1996.

Consolidation

The consolidated financial statements include the accounts of Excalibur Technologies Corporation, its wholly owned subsidiary, Excalibur Technologies International, Ltd., and the acquired company, ConQuest Software, Inc. These entities are collectively referred to as the "Company." All significant intercompany transactions and accounts have been eliminated.

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

The Company has entered into contracts with the Federal government where the revenues are derived from cost plus fixed fee and firm fixed price contracts. Revenues for cost plus fixed fee contracts are recorded to the extent costs have been incurred including a percentage of the fixed fee, in accordance with the contract provisions. Revenues from firm fixed price contracts are recorded using the percentage of completion method. Losses on contracts are recorded in full when they become known.

Research and Development Costs

Product development costs related to the Company's software products are expensed when incurred until technological feasibility has been established for the product. Thereafter, up until the general release of the products to customers, all product development costs, if any, are capitalized, reported at the lower of unamortized cost or estimated net realizable value and amortized on a straight-line basis over the remaining estimated economic life of the product. During the fiscal quarters ended July 31, 1995 and 1994, no product development costs were capitalized due to uncertainties related to the economic life of the products, and there were no capitalized costs not yet amortized.

Net Loss Per Common Share (See Note 3)

Net loss per common share is calculated based on the weighted-average number of common shares outstanding during each period, after deducting the dividends on preferred stock. Common stock equivalents (stock options, warrants and cumulative convertible preferred stock) were excluded from the net loss per share computations because of their anti-dilutive effect.

Statements of Cash Flows

U.S. government securities, which consist of U.S. Treasury Bills with varying maturities of up to one year, are considered investments and are excluded from cash equivalents regardless of their maturities. Cash equivalents include funds from money market accounts.

(3)    DEFERRED COMPENSATION

ConQuest entered into arrangements with many of its officers, employees and independent consultants to defer a portion of their compensation. Deferred compensation to employees is restricted for use in the exercise of stock options. However, if the employees' options have expired because the term has lapsed or because employment has been terminated, the employee may request cash redemption one year after expiration, with 90 days notice. Interest accrues on deferred compensation due to independent consultants only.

(4)    NOTES PAYABLE

In March 1993, ConQuest borrowed $50,000 from the state of Maryland. The loan is due in 1998 and accrues interest at 7 percent per annum.

In March 1994, and March and June 1995, ConQuest entered into loan agreements to meet its short term cash flow requirements. The loans accrued interest at 24 percent per annum and were due upon demand. The balance of these loans at July 31, 1995 was $229,000. These loans have subsequently been paid in full.

In June 1994, ConQuest obtained a $100,000 loan from a stockholder. The note was due on September 1, 1994, and accrued interest at 24 percent per annum and was secured by the Company's receivables. This note was paid in full in August 1995.

ConQuest issued notes as part of severance agreements with three employees. The notes, totaling $112,000 at July 31, 1995, bear interest at rates ranging between 0 and 6 percent and are payable in monthly installments for periods ranging from 7 months to 3 years.

(5)    ISSUANCE OF STOCK AND RELATED EVENTS

During the first quarter of the prior fiscal year, the Company issued 55,000 shares of common stock upon the exercise of options at $6.25 per share, resulting in total proceeds to the Company of $344,000. The Company issued options at fair market value to purchase 27,000 shares of common stock to a director and an employee under the Company's Incentive Stock Option Plan at exercise prices between $11.50 and $11.60 per share. Of these options, 25,000 vested immediately and 2,000 vest over a four-year period.

During the first quarter of the current fiscal year, the Company issued 85,100 shares of common stock upon the exercise of options ranging from $7.36 to $11.64 per share, resulting in total proceeds to the Company of $705,000 and issued options at fair market value to purchase 60,000 shares of common stock to a director and an officer, at exercise price of $7.44 per share. Of these options, 10,000 vested immediately and 50,000 vest over a four year period. During the second quarter of the current fiscal year, the Company issued an additional 180,961 shares of common stock upon the exercise of options ranging from $7.36 to $15.75 per share, resulting in total proceeds to the Company of $2,052,000. The Company issued options at fair market value to purchase 100,000 shares of common stock to an officer of the Company at an exercise price of $12.41 per share. These options vest over a four year period.

During the second quarter of the current fiscal year, ConQuest issued 9,160 shares of common stock at $4.00 for payment of consulting services received. These shares were later converted to Excalibur shares.

As consideration for the acquisition of all of the outstanding shares of stock and options to acquire shares of ConQuest, the Company issued approximately 1,427,000 restricted shares of Excalibur common stock, and options to acquire approximately 576,000 restricted shares of Excalibur common stock to the former ConQuest shareholders and optionholders. In July 1995, the Company issued options at fair market value to purchase 324,150 shares of common stock to employees of ConQuest under the Company's 1995 Incentive Stock Option Plan at an exercise price of $15.23 per share. These options are restricted shares, and vest over a four year period.

(6)    PRODUCT DISTRIBUTION AND OTHER CONTRACTS

In August 1995, the Company entered into a worldwide integration agreement with KPMG Peat Marwick LLP, which provides for KPMG to integrate and distribute the Excalibur TRS(tm) Text Retrieval Server. KPMG will integrate Excalibur TRS for text retrieval along with FileNet Corporation's document imaging and workflow products for large-scale production solutions for the automation, storage, tracking and retrieval of both structured an unstructured information. Excalibur will recoginze license fees on systems sold. To date no revenue has been recognized under this contract.

In May of 1994, the Company entered into a Software Distribution Agreement with Professional Computer Systems B.V. (PCS). The contract was subsequently amended in January of 1995 to extend the contract expiration date to January 31, 1996. The agreement grants PCS exclusive rights to license and distribute Excalibur EFS(R) throughout Belgium, The Netherlands, and Luxembourg. The contract provides for $1,000,000 to be paid to the Company, which is being recognized ratably over the contract period of twenty-one months.

In February 1995, the Company signed a one year Country License Reseller Agreement with Zeta Holdings Limited, which granted Zeta Holdings exclusive rights to license and distribute Excalibur EFS throughout the U.K. The contract provided that $800,000 was to be paid to Excalibur which amount would be recognized ratably over the contract period of 12 months. However, the contract was mutually terminated on July 31, 1995, with Zeta remaining as an authorized reseller with non-exclusive distribution rights. A total of $190,000 in revenue was recognized under this contract.

In January 1995, the Company entered into a development and distribution agreement with International Business Machines Corporation (IBM) to integrate Excalibur/XRS(TM) Image Retrieval Software with certain versions of IBM's DATABASE 2 (DB2)(TM) database product. The Company will receive percentage royalties on revenues recorded by IBM from licenses of DB2 that contain Excalibur/XRS Image Retrieval Software, as described in the agreement. Through July 31, 1995, $125,000 in revenue has been recognized under this contract.

On May 19, 1994, the Company signed a developer agreement with IBM for a nonexclusive, worldwide license to IBM of the object code for Excalibur TRL Text Retrieval Library and Excalibur TRS Text Retrieval Server for a period of seven years after the date of delivery. IBM will embed Excalibur TRL and Excalibur TRS as add-on features of their text retrieval product, SearchManager. Excalibur will receive percentage royalties against revenue received by IBM from licenses of SearchManager containing Excalibur TRL and/or TRS technology. No revenue has been recognized under this agreement through July 31, 1995.

The Company signed an agreement with PRC, Inc. (PRC), a systems integrator, in February 1993, under which the Company provides its software to PRC as part of a federal procurement. This contract represents a minimum of $2 million in revenues from PRC, payable periodically through the end of fiscal 1996. Revenue of $29,000 was recognized in the second quarter of both the current and prior fiscal years. Aggregate revenue recognized to date is $1,652,000.

The Company has earned research, development and royalty fees under a series of contracts with Nikkei Information Systems Co., Ltd. (NIS), a Japanese company, since 1985. Under the current agreement, which is effective June 1, 1993 through January 31, 1996, with automatic extensions of successive one-year periods, NIS pays a minimum monthly royalty fee of $34,583 through January 31, 1996, against royalties on the revenue generated. To date, the monthly royalties earned by the Company have rarely exceeded the minimum monthly royalty, and it is anticipated that the minimums will not be exceeded in the foreseeable future. The agreement also allows for distribution of third party products containing the Company's software technologies into Japan under a royalty sharing accord with NIS.

(7)   OTHER EXPENSES

During the quarter ended July 31, 1994, in an effort to consolidate operations and control costs, the Company recorded a charge of $200,000 to close a remote development facility. Total actual costs for the Company's reorganization were $312,000 in the fiscal year ended January 31, 1995. Additionally, the Company reviewed its computer equipment requirements, and consistent with is strategic direction, recorded an estimated charge of $500,000 in the second quarter last year. The actual expense for the write off of equipment no longer meeting the requirements of the Company's current product development was $464,000 in fiscal 1995.

During the quarter ended July 31, 1995, the Company recorded a charge of $490,000 for the estimated costs to complete the merger between Excalibur and ConQuest. The estimated costs include: legal and accounting fees of $363,000; facilities consolidation of $100,000; and other costs of $27,000.

Item 2.     Management's Discussion and Analysis of Financial Condition
                and Results of Operations

The Company principally earns revenue from licensing its software to end-users, SIs and OEMs through its distributors, VARs, strategic partners and direct sales force. This includes both sales to new customers and sales to current customers for additional users, upgrades to newer product versions, telephone support, and other services. Revenues generated from product licenses can vary significantly within a period due to the relatively long sales cycle, variations in the size of license agreements, and the number of shipments made. Historically, the volume of customer orders and product shipments is greatest at the end of a period, and the Company often recognizes a significant portion of license revenue in the last days of each quarter. Deferred revenue of $2,835,000 at July 31, 1995, related primarily to maintenance agreements and training, and is not expected to cause significant fluctuations in future quarterly revenue.

The Company's revenues were $4,257,000 in the second quarter ended July 31, 1995, compared to $3,455,000 for the second quarter of the prior fiscal year. Year-to-date revenues of $8,036,000 in the current year increased 41% to $5,711,000 for the year-to-date ended July 31, 1994. The increases in total revenues from a year ago were primarily due to growth in sales of the ConQuest product, international operations and embedded technology sales.

Revenues            Quarter ended July 31         Year-to-date ended July 31
(thousands)       1995    Change     1994           1995     Change     1994
              ----------------------------     -------------------------------
  Software      $ 3,410    20%     $ 2,842        $ 6,423     40%      $ 4,576
  Maintenance       847    38%         613          1,613     42%        1,135
              ----------------------------     -------------------------------
                $ 4,257    23%     $ 3,455        $ 8,036     41%      $ 5,711


Revenues from the ConQuest products increased 187% in the second quarter this year compared to a year ago, and year-to-date revenues were 261% greater than last year. The year-to-date increases are due to to a number of large product licenses sold during the current year, in addition to the inclusion of revenue for an additional month in the first quarter of the current fiscal year to convert to Excalibur's fiscal year end.

International revenues increased over the prior year by 45% to $750,000 in the second quarter and by 46% to $1,436,000 for the year-to-date. Revenues generated through Excalibur EFS license agreements, maintenance support agreements, and training increased for both the quarter and year-to-date periods over last year. The product license growth was largely due to revenues generated through the international resellers.

Beginning in the prior fiscal year, the Company placed more emphasis on licensing its family of core technology products. The growth in revenues from these products was 55% in the second quarter and 64% for the first six months of the current fiscal year compared to the same periods last year.

Maintenance revenues increased over the prior year by 38% to $847,000 in the second quarter and by 42% to $1,613,000 for the year-to-date. Maintenance revenues represented 20% of total revenues for both periods in the current year, compared to 18% and 20% of total revenues for the six month and year-to-date periods in the prior year. The increases were due to a larger customer base for both the Excalibur and ConQuest products and a result of the Company's continued emphasis to keep customers current on annual maintenance contracts.

Total operating expenses for the second quarter were $4,887,000 this year, a decrease of $1,228,000, or 20%, from last year. For the six month period ended July 31, 1995, total operating expenses decreased $2,290,000 or 19% compared to the first six months of last year. Total operating expenses for the Company before including the costs of ConQuest dropped $3,420,000, from $10,252,000 to $6,832,000 for the six month period ending July 31, 1995. The 34% decrease is attributable to the corporate reorganization that took place in the prior fiscal year and the Company's continued emphasis on controlling expenses.

International operations continued to grow, and operating expenses increased 52% for the quarter and 56% for the six month period ending July 31, 1995 compared to the same periods last year. International operating expenses represented 10% of total expenses in the second quarter and 9% of total expenses for the year-to-date period this year compared to 5% for both the quarter and six month period ended July 31, 1994.

ConQuest's revenue growth resulted in increased expenses for the second quarter this year. Total expenses increased $137,000 from $824,000 to $961,000. The 14% increase is attributed to higher commissions, increased sales and marketing consulting fees, and increased salaries and wages. Operating expenses before merger costs for ConQuest increased $279,000 from $1,960,000 to $2,239,000 for the seven month period ending July 31, 1995. The 17% increase is primarily due to the extra month in the reporting period required as a result of the consolidation with Excalibur.

Operating Expenses       Quarter ended July 31       Year-to-date ended July 31
(thousands)             1995     Change    1994        1995    Change     1994
                      ----------------------------   ---------------------------
Sales and
     marketing         $ 1,783    (31%)   $ 2,567    $ 4,014    (25%)   $ 5,384
Percentage of
     total revenue         42%                74%        50%                94%
--------------------------------------------------------------------------------
Research and product
     development       $ 1,178    (11%)   $ 1,328    $ 2,362    (15%)   $ 2,795
Percentage of
     total revenue         28%                38%        29%                49%
--------------------------------------------------------------------------------
General and
     administrative    $   975     (6%)   $ 1,039    $ 1,790    (15%)   $ 2,105
Percentage of
     total revenue         23%                30%        22%                37%
--------------------------------------------------------------------------------

Sales and marketing expenses decreased $784,000 to $1,783,000 in the second quarter this year, a 31% decrease from expenses of $2,567,000 in the second quarter last year. For the six month period ended July 31, 1995 sales and marketing expenses decreased $1,371,000 to $4,014,000, or 25%. The Company has increased its emphasis on VAR channels and lowered its product promotion costs and overall sales and marketing expenses. Significant reductions have been achieved in employee costs, travel and entertainment, and office costs through lower personnel count and tighter expense controls.

Research and product development expenditures decreased $150,000, to $1,178,000 in the second quarter this year. Expenses for the six months ended July 31, 1995 decreased $433,000 to $2,363,000, a 15% reduction. The Company's continued focus on development of its embedded technology products has resulted in increased R & D expenditures in this area and reductions for application products.

General and administrative expenditures for the second quarter this year were $975,000 compared to $1,039,000 in the second quarter last year. Year to date general and administrative expenses have decreased $315,000 from $2,105,000 to $1,790,000. The 15% reduction reflects decreased employee costs, office costs and corporate expenses.

The cost of software revenues decreased $26,000 in the second quarter this year, but increased for the six months ended July 31, 1995 by $44,000 to $620,000. The cost of maintenance revenues for the six months ended July 31, 1995 decreased 1%, while maintenance revenues increased 42% over the same period. The increased customer support base has been handled without raising the costs of maintaining the operations of the technical support department.

Cost of Revenues       Quarter ended July 31        Year-to-date ended July 31
(thousands)           1995    Change     1994         1995     Change     1994
                   -----------------------------   -----------------------------
Software costs       $ 320     (8%)     $ 347        $ 620       8%      $ 576
Percentage of
  software revenue      9%                12%          10%                 13%
--------------------------------------------------------------------------------
Maintenance costs    $ 142      5%      $ 135        $ 286      (1%)     $ 290
Percentage of
  maintenance revenue  17%                22%          18%                 26%
--------------------------------------------------------------------------------


During the second quarter of the current year, the Company incurred legal, accounting, relocation, and other costs related to the merger of Excalibur and ConQuest that were recorded as other expense in the statement of operations.

The other expense in the second quarter of the prior fiscal year consisted of a charge of $200,000 for the closing of a remote development facility in an effort to consolidate operations and control costs. Additionally, the Company reviewed its computer requirements, and consistent with its strategic direction, recorded an estimated charge of $500,000 for equipment no longer meeting the requirements of its current product development. The Company has benefited in the current fiscal year from increased efficiencies as a result of the consolidation and write-off.

Interest income was $148,000 in the second quarter and $277,000 year-to-date this year compared to $115,000 in the second quarter and $187,000 year-to-date last year. The increases of 29% for the second quarter and 48% for the year-to-date were primarily due to higher average cash and investment balances this year as compared to last year and a higher rate of return on reinvested funds.

The Company's net loss was $499,000 or $0.04 per common share, for the second quarter this year compared to a loss of $2,587,000, or $0.23 per common share, for the second quarter last year. The year-to-date loss was $1,285,000, or $0.11 per common share, compared to $6,004,000, or $0.55 per common share, last year.

Liquidity and Capital Resources

Cash and cash equivalents increased by $742,000 over the second six months of fiscal 1996 to $3,387,000 at July 31, 1995. Operating activities used $1,717,000 in cash primarily as a result of the net loss of $1,285,000, and a $886,000 reduction of accounts payable and accrued expenses, offset in part by a $176,000 reduction in accounts receivable. The Company also repaid $119,000 in ConQuest notes payable. Proceeds from exercises of Excalibur stock options provided $2,757,000 in cash.

The Company usually generates the majority of its quarterly revenue in the last month of a quarter, which creates higher receivables at the end of a reporting period, as measured by the average sales per day in accounts receivable. The average days sales outstanding was 84 at the end of the second quarter this year, a drop from 96 at January 31, 1995. Accounts receivable includes amounts billed for annual maintenance contracts booked to deferred revenue and recognized ratably over the twelve-month period, which may overstate the average days sales outstanding. The Company's normal payment terms are net 30 days, but the average collection time is approximately 60 days, including international receivables, which tend to have longer payment cycles. International accounts receivable represented 26% of total accounts receivable at July 31, 1995. The Company has not had any significant bad debt expense charges.

In addition to normal operating expenses, longer term cash requirements are anticipated for financing continued growth and the development or enhancement of software products. The Company believes, based on its anticipated results of operations for fiscal year 1996, that existing cash and other liquid investments are adequate to fund anticipated current operating requirements.

                      PART II-- OTHER INFORMATION

Item 1.     Legal Proceedings                                    None.


Item 2.     Changes in Securities                                None.


Item 3.     Defaults upon Senior Securities                      None.


Item 4.     Submission of Matters to Vote of Security Holders            None.


Item 5.     Other Information

On August 14, 1995, the Company issued a press release reporting its Chief Executive Officer, J.M. Kennedy, is temporarily unable to fulfill his duties due to what has been reported to the Company as a stroke. During Mr. Kennedy's recovery, Patrick C. Condo, the Company's President, will assume Mr. Kennedy's responsibilities.

Item 6.     Exhibits and Reports on Form 8-K

On June 8, 1995, the Company filed a Report on Form 8-K, dated May 29, 1995, indicating that its Board of Directors had elected Patrick C. Condo to serve as its President effective May 30, 1995. J.M. Kennedy, formerly Chief Executive Officer and President, would continue to service of Chief Executive Officer. The Company also announced that David Lambert, Executive Vice President, Chief Financial Officer, Treasury and Secretary had submitted his resignation, effective June 16, 1995.


On July 7, 1995 the Company reported on a Form 8-K, dated July 5, 1995, that it had entered into an agreement to acquire all of the outstanding shares of stock and options to acquire shares of ConQuest Software, Inc., a private company located in Columbia, Maryland engaged in the business of providing natural language text management software tools.


On August 4, 1995, the Company filed a Report on Form 8-K to disclose that on July 20, 1995, it had completed its acquisition of all of the outstanding shares of stock and options to acquire shares of ConQuest Software, Inc.


On September 12, 1995, the Company filed an amendment to its Report on Form 8-K, dated August 4, 1995, containing the financial statements and the required pro forma financial information relating to the Company's acquisition of all of the outstanding shares of Conquest Software, Inc.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       EXCALIBUR TECHNOLOGIES CORPORATION



September 14, 1995                     By: /s/ Patrick C. Condo
                                           ---------------------
                                           Patrick C. Condo
                                           President