Form 10-Q/A
period 1995-07-31
EXCALIBUR TECHNOLOGIES CORP
filed 1995-11-09
CIK 316222

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                    FORM 10-Q/A

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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No __

As of September 1, 1995, 11,549,541 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                      EXCALIBUR TECHNOLOGIES CORPORATION

                         QUARTERLY REPORT ON FORM 10-Q/A
                      FOR THE QUARTER ENDED JULY 31, 1995

                               TABLE OF CONTENTS


                           PART I . FINANCIAL INFORMATION

Item 1.    Financial Statements:                                        Page

           Consolidated Balance Sheets
           July 31, 1995 and January 31, 1995 ........................... 3

           Consolidated Statements of Operations
           Fiscal quarters and six month periods
           ended July 31, 1995 and 1994 ................................. 4

           Consolidated Statements of Cash Flows
           Fiscal quarters and six month periods
           ended July 31, 1995 and 1994 ................................. 5

           Notes to Consolidated Financial Statements ................ 6-12

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations ............ 13-15



                             PART II. OTHER INFORMATION

Items 1. - 6 ........................................................... 16


Signature  ............................................................. 17

                              EXCALIBUR TECHNOLOGIES CORPORATION

                                 CONSOLIDATED BALANCE SHEETS

                     ASSETS                                       July 31, 1995   January 31, 1995
                                                                 --------------   ----------------
Current Assets:
   Cash and cash equivalents ..................................   $  3,386,972     $  2,644,742
   U.S. government securities, at cost ........................      1,488,588        2,490,396
   Accounts receivable, net of allowance for doubtful
      accounts of $391,000 and $374,000, respectively                3,509,517        3,650,333
   Prepaid expenses and other .................................        576,688          484,810
                                                                  ------------     ------------
        Total current assets ..................................      8,961,765        9,270,281
                                                                  ------------     ------------

U.S. government securities, at cost ...........................      7,255,047        6,114,207
Equipment and leasehold improvements, net .....................      2,266,385        2,522,622
Other assets ..................................................         44,782           44,782
                                                                  ------------     ------------
                                                                  $ 18,527,979     $ 17,951,892
                                                                  ============     ============

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable ...........................................   $    958,020     $    968,295
   Accrued expenses ...........................................      2,079,111        2,936,060
   Deferred revenues ..........................................      2,835,453        3,018,199
   Deferred compensation ......................................      1,164,155        1,164,155
   Notes payable and capital lease obligations ................        424,217          307,351
                                                                  ------------     ------------
        Total current liabilities .............................      7,460,956        8,394,060
                                                                  ------------     ------------

Notes payable, net of current portion (Note 4) ................         67,138           82,138

Shareholders' Equity:
   5% Cumulative  convertible preferred stock,
      $0.01 par value,  preference in liquidation
      $10 per share, 1,000,000 shares authorized,
      27,180 shares issued and outstanding ....................        271,797          271,797
   Common stock, par value $0.01, 20,000,000
      shares authorized; 11,505,441 and 11,239,380
      shares issued and outstanding ...........................        115,054          112,394
   Deferred compensation ......................................        (15,693)         (38,332)
   Additional paid-in capital .................................     47,313,525       44,522,685
   Accumulated deficit since September 30, 1985
      (date of reorganization) ................................    (36,651,575)     (35,366,899)
   Cumulative translation adjustment ..........................        (33,223)         (25,951)
                                                                  ------------     ------------
        Total shareholders' equity ............................     10,999,885        9,475,694
                                                                  ------------     ------------
                                                                  $ 18,527,979     $ 17,951,892
                                                                  ============     ============

            The accompanying notes to the financial statements are an
               integral part of these consolidated balance sheets.

                                           EXCALIBUR TECHNOLOGIES CORPORATION

                                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                     Fiscal quarter ended July 31      Six months ended July 31
                                         1995            1994            1995            1994
                                     ------------    ------------    ------------    ------------
REVENUES
  Software .......................   $  3,409,707    $  2,841,732    $  6,303,143    $  4,576,047
  Maintenance ....................        847,148         613,200       1,595,185       1,135,383
                                     ------------    ------------    ------------    ------------
                                        4,256,855       3,454,932       7,898,328       5,711,430
                                     ------------    ------------    ------------    ------------

EXPENSES
  Sales and marketing ............      1,783,389       2,566,927       3,863,054       5,384,415
  Research and product development      1,177,740       1,327,905       2,295,644       2,795,099
  General and administrative .....        974,572       1,039,394       1,749,434       2,105,283
  Cost of software revenues ......        320,081         346,513         577,548         575,752
  Cost of maintenance revenues ...        142,168         135,083         271,306         289,948
  Other (Note 7)..................        489,521         700,000         489,521         700,000
                                     ------------    ------------    ------------    ------------
                                        4,887,471       6,115,822       9,246,507      11,850,497
                                     ------------    ------------    ------------    ------------

Operating loss ...................       (630,616)     (2,660,890)     (1,384,179)     (6,139,067)

OTHER INCOME / (EXPENSES)
  Interest income ................        148,123         114,738         276,552         187,387
  Interest expense ...............        (16,834)        (40,451)        (31,524)        (52,072)
                                     ------------    ------------    ------------    ------------

Net loss .........................   $   (499,327)   $ (2,586,603)   $ (1,103,151)   $ (6,003,752)
                                     ------------    ------------    ------------    ------------

Dividends on preferred stock .....          3,396           3,396           6,792           6,792
                                     ------------    ------------    ------------    ------------
Net loss applicable to common $t .       (502,723)   $ (2,589,999)   $ (1,109,943)   $ (6,010,544)
                                     ============    ============    ============    ============

Net loss per common share ........   $      (0.04)   $      (0.23)   $      (0.10)   $      (0.55)
                                     ============    ============    ============    ============
Weighted-average number of common
  shares outstanding .............     11,396,996      11,239,380      11,329,852      10,945,955
                                     ============    ============    ============    ============


                      The accompanying notes to the financial statements are an
                           integral part of these consolidated statements.

                       EXCALIBUR TECHNOLOGIES CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       For the six months ended July 31
                                                             1995             1994
                                                          -----------    -----------
Cssh Flows from Operating Activities:
   Net loss ...........................................   $(1,103,151)   $(6,003,752)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
      Depreciation and amortization ...................       513,190        616,895
      Loss on disposal of assets ......................         8,742        500,000
      Compensation paid in common stock ...............        36,640        305,650
      Amortization of deferred compensation ...........        22,639         31,667
   Changes in operating assets and liabilities:
      Accounts receivable, net ........................       175,540     (1,805,119)
      Prepaid expenses and other ......................      (118,457)        41,523
      Accounts payable and accrued expenses ...........      (886,005)       249,001
      Deferred revenues ...............................      (184,404)       950,707
      Deferred compensation ...........................          --          265,821
   Adjustment for change in fiscal year of ConQuest....      (181,525)
                                                          -----------    -----------
   Net cash used in operating activities ..............    (1,716,791)    (4,847,607)
                                                          -----------    -----------

Cash Flows from Investing Activities:
   Purchase of investments ............................    (6,685,148)    (4,328,813)
   Proceeds from maturities of investments ............     6,546,117      4,344,443
   Purchases of equipment and leasehold improvements...      (264,934)      (343,345)
                                                          -----------    -----------
   Net cash used by investing activities ..............      (403,965)      (327,715)

Cash Flows from Financing Activities:
   Proceeds from notes payable ........................       238,000        173,717
   Proceeds from the issuance of common stock .........     2,756,860      5,628,996
   Repayment of notes payable and capital leases.......      (119,065)        (2,914)
                                                          -----------    -----------
   Net cash provided by financing activities ..........     2,875,795      5,799,799
                                                          -----------    -----------

The Effect of Exchange Rate Changes on Cash ...........       (12,809)       (22,362)

Net Increase in Cash and Cash Equivalents .............       742,230        602,115

Cash and Cash Equivalents, beginning of period ........     2,644,742      1,279,666
                                                          -----------    -----------

Cash and Cash Equivalents, end of period ..............     3,386,972      1,881,781
                                                          ===========    ===========
Supplemental disclosures of cash flow information:
  Cash paid for interest ..............................         3,800           --
                                                          ===========    ===========
Supplemental disclosures of noncash investing
     and financing activities:
  Purchase of treasury stock with note payable ........          --           94,380
                                                          ===========    ===========
  Common stock issued under a
     deferred compensation arrangement ................          --           65,000
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

(2)    SIGNIFICANT ACCOUNTING POLICIES

FINANCIAL STATEMENT PRESENTATION

In July 1995, the Company acquired all of the outstanding shares of ConQuest Software, Inc. (ConQuest). The business combination was treated for accounting purposes as a pooling of interests, and accordingly, the accompanying comparative and consolidated financial statements reflect the combined results of the pooled businesses for the respective periods presented. The financial information for the interim periods includes the unaudited condensed statements of operations of Excalibur prior to the merger (hereinafter referred to as "Pre-merger Excalibur") and the unaudited condensed statements of operations of ConQuest. The statements of operations for Pre-merger Excalibur include the three and six month periods ended July 31, 1995 and 1994. The statements of operations of ConQuest include the three and six month periods ended July 31, 1995 and the three and six month periods ended June 30, 1994.

Separate results of operations for the periods presented herein are as follows:

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
                                     ===========    ===========    ===========

                                     Pre-Merger
                                      Excalibur      ConQuest
                                    Three months   Three months
                                        ended          ended
                                   July 31, 1994  June 30, 1994      Combined
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
                                     ===========    ===========    ===========



                                    Pre-merger
                                     Excalibur       ConQuest
                                    Six months      Six months
                                      ended           ended
                                   July 31, 1995  July 31, 1995     Combined
                                   -------------  -------------    -----------
REVENUES:
  Software .......................   $ 4,329,682    $ 1,973,461    $ 6,303,143
  Maintenance ....................     1,452,841        142,344      1,595,185
                                     -----------    -----------    -----------
                                       5,782,523      2,115,805      7,898,328
                                     -----------    -----------    -----------

EXPENSES:
  Sales and marketing ............     3,127,175        735,879      3,863,054
  Research and product development     1,947,444        348,200      2,295,644
  General and administrative .....     1,185,991        563,443      1,749,434
  Cost of software revenues ......       378,767        198,781        577,548
  Cost of maintenance revenues ...       193,023         78,283        271,306
  Other (Note 7)..................       271,240        218,281        489,521
                                     -----------    -----------    -----------
                                       7,103,640      2,147,867      9,246,507
                                     -----------    -----------    -----------

Operating loss ...................    (1,321,117)       (27,062)    (1,348,179)

Interest income ..................       276,552           --          276,552
Interest expense .................          --          (31,524)       (31,524)
                                     -----------    -----------    -----------
Net loss .........................   $(1,044,565)   $   (58,586)   $(1,103,151)
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
                                    ============   ============   ============

For financial reporting purposes, ConQuest Software, Inc. used a calendar year prior to the merger. ConQuest's statements of operations for the three and six months ended June 30, 1994 have been combined with those of Excalibur for the three and six months ended July 31, 1994, and the ConQuest balance sheet at July 31, 1995 and statements of operations and cash flows for the three and six months ended July 31, 1995 have been included in these consolidated financial statements for the second quarter of fiscal 1996. ConQuest's separate results of operations for the month ended January 31, 1995, therefore, are not reflected in the consolidated statement of operations for the current fiscal year. The revenues, operating loss and net loss of ConQuest for the month ended January 31, 1995 were $137,578, $176,630 and $181,525, respectively.

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

(6)    PRODUCT DISTRIBUTION AND OTHER CONTRACTS

In August 1995, the Company entered into a worldwide integration agreement with KPMG Peat Marwick LLP which provides for KPMG to integrate and distribute the Excalibur TRS(TM) Text Retrieval Server. KPMG will integrate Excalibur TRS for text retrieval along with FileNet Corporation's document imaging and workflow products for large-scale production solutions for the automation, storage, tracking and retrieval of both structured an unstructured information. Excalibur will recognize license fees on systems sold. To date no revenue has been recognized under this contract.

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

In February 1995, the Company signed a one year Country License Reseller Agreement with Zeta Holdings Limited, which granted Zeta Holdings exclusive rights to license and distribute Excalibur EFS throughout the U.K. The contract provided that $800,000 was to be paid to Excalibur, which amount would be recognized ratably over the contract period of 12 months. However, the contract was mutually terminated on July 31, 1995, with Zeta remaining as an authorized reseller with non-exclusive distribution rights. A total of $190,000 in revenue was recognized under this contract.

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

The Company's revenues were $4,257,000 in the second quarter ended July 31, 1995, compared to $3,455,000 for the second quarter of the prior fiscal year. Year-to-date revenues of $7,898,000 in the current year increased 38% from $5,711,000 for the year-to-date ended July 31, 1994. The increases in total revenues from a year ago were primarily due to growth in sales of the ConQuest products, international operations and embedded technology sales.

Revenues            Quarter ended July 31         Year-to-date ended July 31
(thousands)       1995    Change     1994           1995     Change     1994
              ----------------------------     -------------------------------
  Software      $ 3,410    20%     $ 2,842        $ 6,303     38%      $ 4,576
  Maintenance       847    38%         613          1,595     41%        1,135
              ----------------------------     -------------------------------
                $ 4,257    23%     $ 3,455        $ 7,898     38%      $ 5,711


Revenues from the ConQuest products increased 187% in the second quarter this year compared to a year ago, and year-to-date revenues were 239% greater than last year. The year-to-date increases are due to a number of large product licenses sold during the current year.

International revenues increased over the prior year by 45% to $750,000 in the second quarter and by 46% to $1,436,000 for the year to date. Revenues generated through Excalibur EFS license agreements, maintenance support agreements, and training increased for both the quarter and year-to-date periods over last year. The product license growth was largely due to revenues generated through the international resellers.

Beginning in the prior fiscal year, the Company placed more emphasis on licensing its family of core technology products. The growth in revenues from these products was 55% in the second quarter and 64% for the first six months of the current fiscal year compared to the same periods last year.

Maintenance revenues increased over the prior year by 38% to $847,000 in the second quarter and by 41% to $1,595,000 for the year-to-date. Maintenance revenues represented 20% of total revenues for both periods in the current year, compared to 18% and 20% of total revenues for the quarter and year-to-date periods in the prior year. The increases were due to a larger customer base for both the Excalibur and ConQuest products and a result of the Company's continued emphasis to keep customers current on annual maintenance contracts.

Total operating expenses for the second quarter were $4,887,000 this year, a decrease of $1,228,000, or 20%, from last year. For the six month period ended July 31, 1995, total operating expenses decreased $2,604,000 or 22% compared to the first six months of last year. Total operating expenses for the Company before including the costs of ConQuest dropped $3,420,000, from $10,252,000 to $6,832,000 for the six month period ending July 31, 1995. The 34% decrease is attributable to the corporate reorganization that took place in the prior fiscal year and the Company's continued emphasis on controlling expenses.

International operations continued to grow, and operating expenses increased 52% for the quarter and 56% for the six month period ending July 31, 1995 compared to the same periods last year. International operating expenses represented 10% of total expenses in the second quarter and 9% of total expenses for the year-to-date period this year, compared to 5% for both the quarter and six month period ended July 31, 1994.

ConQuest's revenue growth resulted in increased expenses for the second quarter this year. Total expenses increased $137,000 from $824,000 to $961,000. The 14% increase is attributed to higher commissions, increased sales and marketing consulting fees, and increased salaries and wages. Operating expenses, before merger costs for ConQuest, decreased $35,000 from $1,960,000 to $1,925,000 for the six month period ending July 31, 1995.

Operating Expenses       Quarter ended July 31       Year-to-date ended July 31
(thousands)             1995     Change    1994        1995    Change     1994
                      ----------------------------   ---------------------------
Sales and
     marketing         $ 1,783    (31%)   $ 2,567    $ 3,863    (28%)   $ 5,384
Percentage of
     total revenue         42%                74%        49%                94%
--------------------------------------------------------------------------------
Research and product
     development       $ 1,178    (11%)   $ 1,328    $ 2,296    (18%)   $ 2,795
Percentage of
     total revenue         28%                38%        29%                49%
--------------------------------------------------------------------------------
General and
     administrative    $   975     (6%)   $ 1,039    $ 1,749    (17%)   $ 2,105
Percentage of
     total revenue         23%                30%        22%                37%
--------------------------------------------------------------------------------

Sales and marketing expenses decreased $784,000 to $1,783,000 in the second quarter this year, a 31% decrease from expenses of $2,567,000 in the second quarter last year. For the six month period ended July 31, 1995, sales and marketing expenses decreased $1,521,000 to $3,863,000, or 28%. The Company has increased its emphasis on VAR channels and lowered its product promotion costs and overall sales and marketing expenses. Significant reductions have been achieved in employee costs, travel and entertainment, and office costs through lower personnel count and tighter expense controls.

Research and product development expenditures decreased $150,000 to $1,178,000 in the second quarter this year. Expenses for the six months ended July 31, 1995 decreased $499,000 to $2,296,000, a 18% reduction. The Company's continued focus on development of its embedded technology products has resulted in increased R & D expenditures in this area and reductions for application products.

General and administrative expenditures for the second quarter this year were $975,000 compared to $1,039,000 in the second quarter last year. Year to date general and administrative expenses have decreased $356,000 from $2,105,000 to $1,749,000. The 17% reduction reflects decreased employee costs, office costs and corporate expenses.

Cost of Revenues       Quarter ended July 31        Year-to-date ended July 31
(thousands)           1995    Change     1994         1995     Change     1994
                   -----------------------------   -----------------------------
Software costs       $ 320     (8%)     $ 347        $ 578       -       $ 576
Percentage of
  software revenue      9%                12%           9%                 13%
--------------------------------------------------------------------------------
Maintenance costs    $ 142      5%      $ 135        $ 271      (6%)     $ 290
Percentage of
  maintenance revenue  17%                22%          17%                 26%
--------------------------------------------------------------------------------

The cost of software revenues decreased $27,000 in the second quarter this year, but increased for the six months ended July 31, 1995 by $2,000 to $578,000. The cost of maintenance revenues for the six months ended July 31, 1995 decreased 6%, while maintenance revenues increased 41% over the same period. The increased customer support base has been handled without raising the costs of maintaining the operations of the technical support department.

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

The Company's net loss was $499,000 or $0.04 per common share, for the second quarter this year compared to a loss of $2,587,000, or $0.23 per common share, for the second quarter last year. The year-to-date loss was $1,103,000, or $0.10 per common share, compared to $6,004,000, or $0.55 per common share, last year.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $742,000 over the first six months of fiscal 1996 to $3,387,000 at July 31, 1995. Operating activities used $1,717,000 in cash, primarily as a result of the net loss of $1,103,000, and a $886,000 reduction of accounts payable and accrued expenses, offset in part by a $176,000 reduction in accounts receivable. The Company also repaid $119,000 in ConQuest notes payable. Proceeds from exercises of Excalibur stock options provided $2,757,000 in cash.

The Company usually generates the majority of its quarterly revenue in the last month of a quarter, which creates higher receivables at the end of a reporting period, as measured by the average sales per day in accounts receivable. The average days sales outstanding was 84 at the end of the second quarter this year, a drop from 96 at January 31, 1995. Accounts receivable includes amounts billed for annual maintenance contracts booked to deferred revenue and recognized ratably over the twelve-month period, which may overstate the average days sales outstanding. The Company's normal payment terms are net 30 days, but the average collection time is approximately 60 days, including international receivables which tend to have longer payment cycles. International accounts receivable represented 26% of total accounts receivable at July 31, 1995. The Company has not had any significant bad debt expense charges.

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

ITEM 6.     Exhibits and Reports on Form 8-K

On June 8, 1995, the Company filed a Report on Form 8-K, dated May 29, 1995, indicating that its Board of Directors had elected Patrick C. Condo to serve as its President effective May 30, 1995. J.M. Kennedy, formerly Chief Executive Officer and President, would continue to serve as Chief Executive Officer. The Company also announced that David Lambert, Executive Vice President, Chief Financial Officer, Treasurer and Secretary had submitted his resignation, effective June 16, 1995.


On July 7, 1995, the Company reported on a Form 8-K, dated July 5, 1995, that it had entered into an agreement to acquire all of the outstanding shares of stock and options to acquire shares of ConQuest Software, Inc., a private company located in Columbia, Maryland engaged in the business of providing natural language text management software tools.


On August 4, 1995, the Company filed a Report on Form 8-K to disclose that on July 20, 1995, it had completed its acquisition of all of the outstanding shares of stock and options to acquire shares of ConQuest Software, Inc.


On September 12, 1995 and on November 9, 1995, the Company filed amendments to its Report on Form 8-K, dated August 4, 1995, containing the audited financial statements and the required pro forma financial information relating to the Company's acquisition of all of the outstanding shares of Conquest Software, Inc.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    EXCALIBUR TECHNOLOGIES CORPORATION



November 9, 1995                    By: /S/ PATRICK C. CONDO
                                       ---------------------
                                    Patrick C. Condo
                                    President