Form 10-Q
period 1995-10-31
EXCALIBUR TECHNOLOGIES CORP
filed 1995-12-15
CIK 316222

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q

                                     (Mark One)

                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended October 31, 1995

                                         OR

               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ____________ to ____________

                           Commission File Number 0-9747


                         EXCALIBUR TECHNOLOGIES CORPORATION
               (Exact name of registrant as specified in its charter)



                Delaware                                    85-0278207
           (State or other jurisdiction of                  (I.R.S. Employer
           incorporation or organization)                   Identification No.)

            2000 Corporate Ridge, Suite 1095, McLean, Virginia     22102
                   (Address of principal executive offices)     (Zip Code)

         Registrant's telephone number, including area code: (703) 790-2110




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes x No __

As of November 30, 1995, 11,642,711 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                   EXCALIBUR TECHNOLOGIES CORPORATION

                       QUARTERLY REPORT ON FORM 10-Q
                 FOR THE QUARTER ENDED OCTOBER 31, 1995

                            TABLE OF CONTENTS


                     PART I .  FINANCIAL INFORMATION


Item 1.    Financial Statements:                                      Page

           Consolidated Balance Sheets
           October 31, 1995 and January 31, 1995 ...................... 3

           Consolidated Statements of Operations
           Fiscal quarters and nine month periods ended
           October 31, 1995 and 1994 .................................. 4


           Consolidated Statements of Cash Flows
           Nine month periods ended October 31, 1995 and 1994 ......... 5

           Notes to Consolidated Financial Statements .............. 6-10

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations .................... 11-14



                             PART II. OTHER INFORMATION

Items 1. - 6 ......................................................... 15


Signature  ........................................................... 16

                        EXCALIBUR TECHNOLOGIES CORPORATION

                            CONSOLIDATED BALANCE SHEETS

                     ASSETS
                                                                   October 31,     January 31,
                                                                      1995            1995
                                                                  ------------    ------------
Current Assets:
   Cash and cash equivalents ..................................   $  2,109,720    $  2,644,742
   U.S. government securities, at cost ........................      2,480,980       2,490,396
   Accounts receivable, net of allowance for
      doubtful accounts of $402,000 and .......................      4,595,946       3,650,333
      $374,000, respectively
   Prepaid expenses and other .................................        490,892         484,810
                                                                  ------------    ------------
        Total current assets ..................................      9,677,538       9,270,281
                                                                  ------------    ------------

U.S. government securities, at cost ...........................      6,813,078       6,114,207
Equipment and leasehold improvements, net .....................      2,188,413       2,522,622
Other assets ..................................................        302,782          44,782
                                                                  ------------    ------------
                                                                  $ 18,981,811    $ 17,951,892
                                                                  ============    ============

      LIABILITIES AND SHAREHOLDERS' EQUITY Current Liabilities:
   Accounts payable ...........................................   $  1,200,121    $    968,295
   Accrued expenses ...........................................      2,010,633       2,936,060
   Deferred revenues ..........................................      2,893,993       3,018,199
   Deferred compensation ......................................      1,041,254       1,164,155
   Notes payable and capital lease obligations ................         20,131         307,351
                                                                  ------------    ------------
        Total current liabilities .............................      7,166,132       8,394,060
                                                                  ------------    ------------

Notes payable, net of current portion (Note 4) ................         67,138          82,138

Shareholders' Equity:
   5% Cumulative convertible preferred stock,
        $0.01 par value, preference in liquidation
        $10 per share, 1,000,000 shares authorized,
        27,180 shares issued and outstanding ..................        271,797         271,797
   Common stock, par value $0.01, 20,000,000
        shares authorized; 11,571,899 and 11,239,380
        shares issued and outstanding .........................        115,719         112,394
   Deferred compensation ......................................        (10,276)        (38,332)
   Additional paid-in capital .................................     47,946,763      44,522,685
   Accumulated deficit since September 30, 1985
         (date of reorganization) .............................    (36,556,865)    (35,366,899)
   Cumulative translation adjustment ..........................        (18,597)        (25,951)
                                                                  ------------    ------------
        Total shareholders' equity ............................     11,748,541       9,475,694
                                                                  ------------    ------------
                                                                  $ 18,981,811    $ 17,951,892
                                                                  ============    ============

            The accompanying notes to the financial statements are an
               integral part of these consolidated balance sheets.

                         EXCALIBUR TECHNOLOGIES CORPORATION

                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                   Fiscal quarters ended             Nine months ended
                                         October 31                      October 31
                                    1995            1994            1995            1994
                                ------------    ------------    ------------    ------------

REVENUES:
   Software .................   $  3,940,055    $  2,408,750    $ 10,243,198    $  6,984,796
   Maintenance ..............      1,066,392         692,538       2,661,577       1,827,920
                                ------------    ------------    ------------    ------------
                                   5,006,447       3,101,288      12,904,775       8,812,716
                                ------------    ------------    ------------    ------------

EXPENSES:
   Sales and marketing ......      2,380,517       1,749,687       6,243,572       7,134,103
   Research and product
     development ............      1,226,391       1,094,670       3,522,035       3,889,769
   General and administrative        861,037       1,261,154       2,610,471       3,366,438
   Cost of software revenues         455,710         246,871       1,033,258         822,623
   Cost of maintenance
     revenues ...............        143,457         108,857         414,763         398,805
   Other (Note 7) ...........           --              --           489,521         700,000
                                ------------    ------------    ------------    ------------
                                   5,067,112       4,461,239      14,313,620      16,311,738
                                ------------    ------------    ------------    ------------

Operating loss ..............        (60,665)     (1,359,951)     (1,408,845)     (7,499,022)

OTHER INCOME / (EXPENSES):
   Interest income ..........        171,838         112,577         448,390         299,964
   Interest expense .........         (2,872)        (15,551)        (34,396)        (67,623)
   Other income .............           --           200,000            --           200,000
                                ------------    ------------    ------------    ------------

Net income (loss) ...........   $    108,301    $ (1,062,925)   $   (994,851)   $ (7,066,681)
                                ------------    ------------    ------------    ------------

Dividends on preferred stock           3,396           3,396          10,188          10,188
                                ============    ============    ============    ============
Net income (loss) applicable
   to common stock ..........   $    104,905    $ (1,066,321)   $ (1,005,039)   $ (7,076,869)
                                ============    ============    ============    ============

Net income (loss) per common
  share .....................   $       0.01    $      (0.09)   $      (0.09)   $      (0.64)
                                ============    ============    ============    ============
Weighted-average number of
   common shares outstanding      11,540,040      11,239,380      11,403,183      11,044,838
                                ============    ============    ============    ============

            The accompanying notes to the financial statements are an
                 integral part of these consolidated statements.

                         EXCALIBUR TECHNOLOGIES CORPORATION

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         For the nine months ended
                                                                 October 31
                                                            1995          1994
                                                        -----------    -----------
Cash Flows from Operating Activities:
   Net loss .........................................   $  (994,851)   $(7,066,681)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
        Depreciation and amortization ...............       780,671        842,512
        Loss on disposal of assets ..................        14,570        500,000
        Compensation paid in common stock ...........        36,640        438,393
        Amortization of deferred compensation .......        28,056         40,000
   Changes in operating assets and liabilities:
        Accounts receivable, net ....................      (916,504)        19,329
        Prepaid expenses and other ..................      (298,244)       108,793
        Accounts payable and accrued expenses .......      (691,845)       (52,803)
        Deferred revenues ...........................      (122,455)       913,697
        Deferred compensation .......................       (77,900)       270,866
   Adjustment for change in fiscal year of ConQuest .      (181,525)          --
                                                        -----------    -----------
   Net cash used in operating activities ............    (2,423,387)    (3,985,894)
                                                        -----------    -----------

Cash Flows from Investing Activities:
   Purchase of investments ..........................    (8,600,234)    (6,956,614)
   Proceeds from maturities of investments ..........     7,910,779      6,750,735
   Purchases of equipment and leasehold improvements       (461,646)      (554,824)
   Proceeds from disposal of assets .................          --           26,497
                                                        -----------    -----------
   Net cash used by investing activities ............    (1,151,101)      (734,206)
                                                        -----------    -----------

Cash Flows from Financing Activities:
   Proceeds from notes payable ......................       238,000        173,717
   Proceeds from the issuance of common stock .......     3,345,762      5,628,996
   Dividends paid ...................................       (13,590)       (13,590)
   Repayment of notes payable and capital leases ....      (540,220)       (28,439)
                                                        -----------    -----------
   Net cash provided by financing activities ........     3,029,952      5,760,684
                                                        -----------    -----------

The Effect of Exchange Rate Changes on Cash .........         9,514        (85,226)
                                                        -----------    -----------

Net (Decrease) Increase in Cash and Cash Equivalents       (535,022)       955,358

Cash and Cash Equivalents, beginning of period ......     2,644,742      1,279,666
                                                        -----------    -----------

Cash and Cash Equivalents, end of period ............   $ 2,109,720    $ 2,235,024
                                                        ===========    ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid for interest ............................   $    41,291    $    50,133
                                                        ===========    ===========
Supplemental Disclosures of Noncash Investing and
Financing Activities:
  Purchase of treasury stock with note payable ......   $      --      $    94,380
                                                        ===========    ===========
  Common stock issued under deferred compensation
    arrangements ....................................   $    45,000    $    65,000
                                                        ===========    ===========

             The accompanying notes to the financial statements are
               an integral part of these consolidated statements.

                      EXCALIBUR TECHNOLOGIES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)    THE COMPANY

The consolidated financial statements include the accounts of Excalibur Technologies Corporation ("Excalibur"); its wholly-owned subsidiary, Excalibur Technologies International, Ltd. ("ETIL"); and the acquired company, ConQuest Software, Inc. ("ConQuest"). These entities are collectively referred to hereinafter as the "Company." All significant intercompany transactions and accounts have been eliminated.

The Company designs, develops, markets and supports computer software products used for the document imaging and multimedia information retrieval marketplaces. The Company also offers consulting, training, maintenance and systems integration services in support of its customers' use of its software products. In addition, the Company performs research and development under contract and licenses proprietary software products for use in compound-document, digital library, positive identification, and on-line services and information retrieval systems. The Company distributes its products through Value Added Resellers
(VARs), System Integrators (SIs), Original Equipment Manufacturers (OEMs), distributors and a direct sales force.

(2)    SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

These financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and it is suggested that these consolidated financial statements be read in conjunction with the financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended January 31, 1995; its Quarterly Report for the quarter ended July 31, 1995, as amended; and the Current Report on Form 8-K, as amended on November 9, 1995. In the opinion of management, the comparative and consolidated financial statements for the fiscal periods presented herein include all adjustments that are normal and recurring which are necessary to a fair statement of the results for the interim periods. The results of operations for the three and nine month periods ended October 31, 1995 are not necessarily indicative of the results for the entire fiscal year ending January 31, 1996.

In July 1995, Excalibur acquired all of the outstanding common stock of ConQuest. The business combination was treated for accounting purposes as a pooling of interests, and accordingly, the accompanying consolidated financial statements reflect the combined results of the pooled businesses for the respective periods presented.

Prior to its acquisition by Excalibur, ConQuest reported operating results on a calendar year basis. ConQuest's separate results for the prior year have not been restated to conform to the fiscal year of Excalibur. Therefore, the
Company's consolidated balance sheet at January 31, 1995 combines the consolidated balance sheet of Excalibur and ETIL as of January 31, 1995 and the balance sheet of ConQuest as of December 31, 1994. Further, ConQuest's separate results of operations for the month ended January 31, 1995 are not reflected in the consolidated statement of operations for the current fiscal year. The revenues, operating loss and net loss of ConQuest for the month ended January 31, 1995 were $137,578, $176,630 and $181,525, respectively.

                                     - 7 -
A reconciliation of previously reported revenues and net income (losses) appears below:


                            Quarter ended               Nine months ended
                           October 31,1994              October 31, 1994
Revenues -
     Previously reported   $     2,363,891              $     7,450,261
     ConQuest                      737,397                    1,362,455
                           ----------------             ----------------
                           $     3,101,288              $     8,812,716
                           ================             ================

Net income (loss) -
     Previously reported   $    (1,063,260)             $    (5,679,927)
     ConQuest                          335                   (1,386,754)
                           ----------------             ----------------
                           $    (1,062,925)             $    (7,066,681)
                           ================             ================

Revenue Recognition

The Company recognizes revenue from the sale of its software products and revenue from software royalties when the earnings process is complete and collection is considered probable. Typically, revenue from the sale of products is recognized upon shipment. Revenues from royalties are recognized at contract signing provided that there are no related future performance requirements. Revenues related to agreements with customers which contain future performance requirements are recognized in accordance with such performance requirements. Maintenance revenues related to ongoing services are deferred and recognized ratably over the term of the respective agreements. Maintenance revenues that are bundled with initial licensing fees are deferred and recognized over the term of the related maintenance periods, typically 90 days.

Research and Development Costs

No product development costs were capitalized, and there were no capitalized costs not yet amortized, during the nine month periods ended October 31, 1995 and 1994.

Net Income (Loss) Per Common Share

Net income  (loss) per common share has been computed by dividing the net income
(loss), less dividends on preferred stock, by the weighted average number of common shares outstanding during the periods. Common stock equivalents (stock options, warrants and cumulative convertible preferred stock) were excluded from the net income per share computation for the three months ended October 31, 1995 because their dilutive effect was immaterial. Common stock equivalents for the net loss per share computations were excluded because their effects were anti-dilutive.

Income Taxes

Due to the net loss reported for the nine month period ended October 31, 1995, no income taxes were provided in the current fiscal quarter.

Marketable Securities

Marketable securities, which consist of U.S. Treasury Bills entirely, are carried at cost, adjusted for premium and discount amortization. Certain of these securities with maturities of less than one year are classified as long-term instruments at October 31, 1995 and January 31, 1995, as it is management's intent to reinvest these amounts in long-term instruments upon maturity. At October 31, 1995 and January 31, 1995, the aggregate value of securities was $9,291,000 and $8,583,000, respectively. Effective February 1, 1994, the Company adopted Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities. The adoption of SFAS No. 115 had no material impact on the Company's financial position.

Statements of Cash Flows

The marketable securities are excluded from cash equivalents regardless of their maturities. Cash equivalents include funds deposited in money market accounts.


(3)    DEFERRED COMPENSATION

ConQuest entered into arrangements with many of its officers, employees and independent consultants to defer a portion of their compensation. Deferred compensation payable to employees is restricted for use in the exercise of stock options. However, if the related options have expired because the term has lapsed or because employment has been terminated, the optionholder may request cash redemption one year after expiration, with 90 days notice. Generally, interest accrues on the deferred compensation of independent consultants only.

(4)    NOTES PAYABLE

In October 1995, the State of Maryland licensed software at two locations in full satisfaction of the Company's note payable in the amount of $50,000 and accrued unpaid interest of $9,393. The borrowing occurred in March 1993, accrued interest at the per annum rate of 7 percent, and was due in 1998.

At October 31, 1995, the Company had one note payable related to a severance agreement with a former ConQuest employee with a balance of approximately
$80,000. This note accrued interest at 6% per annum and principal of approximately $5,000 is paid quarterly.

(5)    ISSUANCE OF STOCK AND RELATED EVENTS

During the first nine months of the current fiscal year, Excalibur issued 332,519 shares of common stock upon the exercise of options ranging from $4.28 to $15.75 per share, resulting in total proceeds to the Company of $3,346,000. Of these, 10,518 shares were issued as payment of deferred compensation totaling $45,000.

As consideration for the acquisition of all of the outstanding shares of stock and options to acquire shares of ConQuest, the Company issued approximately 1,427,000 restricted shares of Excalibur common stock, and options to acquire approximately 576,000 restricted shares of Excalibur common stock to the former ConQuest shareholders and optionholders. In July 1995, the Company issued options at fair market value to purchase 324,150 shares of common stock to employees of ConQuest under the Company's 1995 Incentive Stock Option Plan at an exercise price of $15.23 per share. These are options to purchase restricted shares and vest over a four year period. The excess of the recorded value of the outstanding shares of ConQuest over the par value of the shares of Excalibur issued to effect the merger has been reflected as an increase to additional paid-in capital.

Excalibur also issued options at fair market value to purchase 253,000 shares of common stock to a director, officers and employees, at an exercise prices ranging from $7.44 to $16.85 per share. Of these options, 10,000 vested immediately and 243,000 vest over a four year period.

During the second quarter of the current fiscal year, ConQuest issued 9,160 shares of common stock at $4.00 for payment of consulting services received. These shares were later converted to Excalibur shares.


(6)    PRODUCT DISTRIBUTION AND OTHER CONTRACTS

In August 1995, the Company entered into a worldwide integration agreement with KPMG Peat Marwick LLP (KPMG) which provides for KPMG to integrate and distribute the Excalibur TRS(TM) Text Retrieval Server. KPMG will integrate Excalibur TRS for text retrieval along with FileNet Corporation's document imaging and workflow products for large-scale production solutions for the automation, storage, tracking and retrieval of both structured an unstructured information. Excalibur will recognize license fees on systems sold. To date no revenue has been recognized under this contract.

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

In January 1995, the Company entered into a development and distribution agreement with International Business Machines Corporation (IBM) to integrate Excalibur/XRS(TM) Image Retrieval Software with certain versions of IBM's DATABASE 2 (DB2)(TM) database product. The Company will receive percentage royalties on revenues recorded by IBM from licenses of DB2 that contain Excalibur/XRS Image Retrieval Software, as described in the agreement. Through October 31, 1995, $125,000 in revenue has been recognized under this contract.

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

On May 19, 1994, the Company signed a developer agreement with IBM for a nonexclusive, worldwide license to IBM of the object code for Excalibur TRL Text Retrieval Library and Excalibur TRS Text Retrieval Server for a period of seven years after the date of delivery. IBM will embed Excalibur TRL and Excalibur TRS as add-on features of their text retrieval product, SearchManager. Excalibur will receive percentage royalties against revenue received by IBM from licenses of SearchManager containing Excalibur TRL and/or TRS technology. No revenue has been recognized under this agreement through October 31, 1995.

The Company signed an agreement with PRC, Inc. (PRC), a systems integrator, in February 1993, under which the Company provides its software to PRC as part of a federal procurement. This contract represents a minimum of $2 million in revenues from PRC, payable periodically through the end of fiscal 1996. Revenues of $29,000 and $87,000 were recognized in the third quarter and nine month period of the current year. Aggregate revenue recognized to date is $1,681,000.

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


(7)   OTHER INCOME AND EXPENSES

In July 1995, the Company recorded a charge of approximately $490,000 for the estimated transaction costs to complete the merger between Excalibur and ConQuest. The estimated costs included legal, accounting and other professional fees of $363,000 and other costs of $127,000.

In July 1994, the Company recorded a charge of $700,000 relating to the closing of a remote development facility and the write-off of certain computer equipment.

In the prior year, ConQuest received approximately $200,000 from its former landlord as incentive for ConQuest to terminate its lease for office space.

(8)   RESTRUCTURING COSTS

In the fourth quarter of fiscal year 1996, the Company completed an assessment of its personnel and facilities requirements and finalized a corporate reorganization and relocation plan. The plan provides for the relocation of the Company's corporate headquarters from San Diego, California to McLean, Virginia and the consolidation of the product development and related customer support teams into two facilities. The relocation moves corporate management closer to the Company's major domestic and European customers and better organizes the technical staff to support major product development initiatives. Consequently, the Company anticipates that it will record a restructuring charge estimated to be in the range of $500,000 to $700,000 in the fourth quarter of the current fiscal year. This charge will be in addition to the charge discussed in Note 7 contained herein relating to the transaction costs of the ConQuest acquisition.

Item 2.     Management's Discussion and Analysis of Financial Condition
                and Results of Operations

The Company principally earns revenue from licensing its software to end-users, SIs and OEMs through its distributors, VARs, strategic partners and direct sales force. This includes both sales to new customers and sales to current customers for additional users, upgrades to newer product versions, telephone support, and other services. Revenues generated from product licenses can vary significantly within a period due to the relatively long sales cycle, variations in the size of license agreements, and the number of shipments made. Historically, the volume of customer orders and product shipments is greatest at the end of a period, and the Company often recognizes a significant portion of license revenue in the last days of each quarter. Deferred revenue of $2,894,000 at October 31, 1995, related primarily to maintenance agreements and training, and is not expected to cause significant fluctuations in future quarterly revenue.

The Company's revenues increased 61% in the third quarter of fiscal year 1996 to $5,006,000 compared to $3,101,000 for the third quarter of the prior fiscal year. Current year-to-date revenues of $12,905,000 increased 46% from $8,813,000 for the year-to-date period ended October 31, 1994. The Company's strongest revenue growth was from the RetrievalWare software product and international operations.

Revenues          Quarter ended October 31    Year-to-date ended October 31
(thousands)        1995   Change   1994          1995    Change    1994
                  ------------------------      --------------------------
  Software        $ 3,940   64%   $ 2,409       $10,243    47%    $ 6,985
  Maintenance       1,066   54%       692         2,662    46%      1,828
                  ------------------------      --------------------------
                  $ 5,006   61%   $ 3,101       $12,905    46%    $ 8,813


Revenues from the sale of RetrievalWare products increased $1,043,000, or 152%, to $1,729,000 in the third quarter of the current fiscal year, compared to $686,000 a year ago. Year-to-date revenues from the licensing of such products increased by $2,470,000, or 200%, to $3,702,000 from $1,232,000 a year ago. The increases were due to a number of large product licenses sold during the current year.

International revenues increased over the prior year by 35% to $732,000 in the third quarter and by 42% to $2,168,000 for the year-to-date. Revenues generated through Excalibur EFS license agreements, maintenance support agreements, and training increased for both the quarter and year-to-date periods over last year. The product license growth was largely due to revenues generated through the international resellers.

Maintenance revenues increased over the prior year by 54% to $1,066,000 in the third quarter and by 46% to $2,662,000 for the year-to-date. Maintenance revenues represented 21% of total revenues for both periods in the current year, compared to 22% and 21% of total revenues for the quarter and year-to-date periods in the prior year. The dollar increases were due to a larger customer base for both the Excalibur and ConQuest products and the Company's continued efforts to keep customers current on annual maintenance contracts.

Total operating expenses for the third quarter were $5,067,000 this year, an increase of $606,000, or 14%, from last year that was due primarily to increased sales and marketing expenditures. The Company expects to increase marketing and employee costs to take advantage of expanding market opportunities. For the nine month period ended October 31, 1995, total operating expenses were $14,314,000, a decrease of $1,998,000, or 12%, compared to the first nine months of last year that was due to the personnel and other cost reductions that took place at the end of the prior fiscal year in connection with the distribution channel reorganization and the Company's continued efforts to control expenses.

The continued expansion of international operations resulted in increased expenses. International operating expenses increased 65% for the quarter and 61% for the nine month periods ending October 31, 1995 compared to the same periods last year to $732,000 and $2,168,000, respectively. International operating expenses represented 11% of total expenses in the third quarter and 10% of total expenses for the year-to-date period this year, compared to 4% and 5% for the respective periods last year.

Operating Expenses    Quarter ended October            Year-to-date ended
                               31                          October 31
(thousands)           1995   Change   1994           1995     Change    1994
                     ------------------------        ------------------------
Sales and
  marketing          $ 2,381    36%   $ 1,750        $ 6,244   (12%)  $ 7,134
Percentage of total
  revenue                48%              56%            48%              81%
-----------------------------------------------------------------------------
Research and product
  development        $ 1,226    12%   $ 1,095        $ 3,522    (9%)  $ 3,890
Percentage of total
  revenue                24%              35%            27%              44%
-----------------------------------------------------------------------------
General and
  administrative     $   861   (32%)  $ 1,261        $ 2,610   (22%)  $ 3,366
Percentage of total
  revenue                17%              41%            20%              38%
-----------------------------------------------------------------------------
Total operating
  expenses           $ 5,067    14%   $ 4,461        $14,314   (12%)  $16,312
Percentage of total
  revenue               101%             144%           111%             185%
-----------------------------------------------------------------------------

Sales and marketing expenses increased $631,000 to $2,381,000 in the third quarter this year, a 36% increase from expenses of $1,750,000 in the third quarter last year. For the nine month period ended October 31, 1995, sales and marketing expenses decreased 12%, or $890,000, to $6,244,000. The increase in the quarterly expenses is primarily due to an overall increase in sales commissions and increased employee costs in international operations. The Company's continued emphasis on VAR channels has lowered its product promotion costs and overall sales and marketing expenses. Significant reductions have been achieved in employee costs, travel and entertainment, and office costs through tighter expense controls. With the exception of the international sales group, the headcount in the sales and marketing departments has remained constant while supporting an increased sales volume.

Research and product development expenditures increased $131,000 to $1,226,000 in the third quarter this year primarily due to increased development expenditures relating to the ConQuest software product. Expenses for the nine months ended October 31, 1995 decreased 9%, or $368,000, to $3,522,000. Prior to the third quarter, reductions in overall equipment and depreciation costs, as well as decreases in Excalibur's application product development expenditures, have more than offset increased spending for the ConQuest software product and embedded technology development.

General and administrative expenditures for the third quarter this year dropped $400,000, or 32%, in the third quarter and $756,000, or 22%, in the nine month period ended October 31, 1995 compared to the same periods of the prior year. These reductions reflect decreased employee costs and corporate expenses. Prior year expenses included $120,000 and $170,000 for the third quarter and the nine month period ended October 31, 1994, respectively, for litigation costs related to a lawsuit settled in February 1995. The amortization of compensation expense related to stock options granted to an officer of the Company accounted for $60,000 and $180,000 of prior year expense for the quarter and the nine month period ended October 31, 1994, respectively. Additionally, the Company increased the bad debt reserve in the third quarter of the prior fiscal year by $100,000.

Costs of Revenues        Quarter ended                 Year-to-date ended
                           October 31                      October 31
(thousands)            1995   Change   1994           1995   Change   1994
                     ----------------------         ------------------------
Software costs        $ 456     85%   $ 247          $ 1,033    26%    $ 823
Percentage of
  software revenue      12%             10%              10%             12%
----------------------------------------------------------------------------
Maintenance costs     $ 143     31%   $ 109          $   415     4%    $ 399
Percentage of
  maintenance revenue   13%             16%              16%             22%
----------------------------------------------------------------------------

The overall cost of revenues increased along with the higher volume of sales. Software costs increased $209,000 to $456,000 in the third quarter this year and $210,000 to $1,033,000 for the nine months ended October 31, 1995 due to greater royalty payments. The cost of maintenance revenues increased $34,000 to $143,000 for the quarter and $16,000 to $415,000 for the nine months ended October 31, 1995, but dropped as a percentage of the related revenue. The increased customer support base has been handled without a significant increase in the costs of maintaining the operations of the technical support department.

During the second quarter of the current year, the Company incurred legal, accounting, and other transaction costs related to the merger of Excalibur and ConQuest that were recorded as other expense of $490,000 in the statement of operations.

In the fourth quarter of fiscal year 1996, the Company completed an assessment of its personnel and facilities requirements and finalized a corporate reorganization and relocation plan. The plan provides for the relocation of the Company's corporate headquarters from San Diego, California to McLean, Virginia and the consolidation of the product development and related customer support teams into two facilities. The relocation moves corporate management closer to the Company's major domestic and European customers and better organizes the technical staff to support major product development initiatives. Consequently, the Company anticipates that it will record a restructuring charge estimated to be in the range of $500,000 to $700,000 in the fourth quarter of the current fiscal year. This charge will be in addition to the charge discussed above contained herein relating to the transaction costs of the ConQuest acquisition.

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

Interest income was $172,000 in the third quarter and $448,000 year-to-date this year compared to $113,000 in the third quarter and $300,000 year-to-date last year. The increases of 52% for the third quarter and 49% for the year-to-date were primarily due to higher average cash and investment balances this year as compared to last year and a higher rate of return on reinvested funds.

The Company generated net income of $108,000, or $0.01 per common share, for the third quarter this year compared to a loss of $1,066,000, or $0.09 per common share, for the third quarter last year. The year-to-date loss was $1,005,000, or $0.09 per common share, compared to $7,077,000, or $0.64 per common share, last year.

Liquidity and Capital Resources

The Company's combined balance of cash, cash equivalents and liquid investments increased by approximately $154,000 to $11,404,000 in the nine months ended October 31, 1995. Cash and cash equivalents decreased by $535,000 over the first nine months of fiscal 1996 to $2,110,000 at October 31, 1995. Operating activities used $2,423,000 in cash, primarily as a result of the net loss of $995,000, an increase in accounts receivable of $917,000, and a $692,000 reduction of accounts payable and accrued expenses. The Company also repaid $540,000 in ConQuest notes payable, had net purchases of government securities of approximately $689,000, and purchased equipment and leasehold improvements of approximately $462,000. Proceeds from exercises of stock options provided $3,346,000 in cash.

The Company usually generates the majority of its quarterly revenue in the last month of a quarter, which creates higher receivables at the end of a reporting period, as measured by the average sales per day in accounts receivable. Despite the higher overall balance of receivables compared to January 31, 1995, the increased volume in sales for the quarter resulted in a relatively consistent level for the average days sales outstanding of 97 at the end of the third quarter this year. Accounts receivable includes amounts billed for annual maintenance contracts booked to deferred revenue and recognized ratably over the twelve-month period, which may overstate the average days sales outstanding. The Company's normal payment terms are net 30 days, but the average collection time is approximately 60 days, including international receivables which tend to have longer payment cycles. International accounts receivable represented 26% of total accounts receivable at October 31, 1995. The Company has not had any significant bad debt expense charges.

A large sale to an end user of the RetrievalWare software product that occurred in the third quarter of the current fiscal year included financing for a portion of the software license fee. Installment payments of $300,000 each are due by October 1996 and October 1997. The $300,000 payment due in October 1997 is recorded net of a discount to its present value and is included in non-current assets. From time to time in the normal course of business, the Company may offer long-term financing in connection with a large sale.

In addition to normal operating expenses, longer term cash requirements are anticipated for financing continued growth and the development or enhancement of software products. The Company believes, based on its anticipated results of operations for fiscal year 1996, that existing cash and other liquid investments are adequate to fund current operating requirements.

                      PART II-- OTHER INFORMATION

Item 1.     Legal Proceedings                                         None.


Item 2.     Changes in Securities                                     None.


Item 3.     Defaults upon Senior Securities                           None.


Item 4.     Submission of Matters to Vote of Security Holders         None.


Item 5.     Other Information

On November 17, 1995, the Company issued a press release announcing Patrick C. Condo had been elected to the position of Chief Executive Officer. Mr. Condo was named President in May 1995, and he succeeds J.M. Kennedy who resigned following an absence due to illness. Mr. Kennedy remains a director of the Company.

The Company relocated its corporate headquarters from San Diego, California to McLean, Virginia on November 27, 1995.


Item 6.     Exhibits and Reports on Form 8-K

On November 22, 1995, the Company filed a Report on Form 8-K containing its unaudited results of operations for the seven month period ended August 31, 1995, which included thirty days of postmerger combined operations. The publication of these results satisfied the requirement of ASR No. 135 which prohibits sales of Excalibur shares by Excalibur affiliates prior to such publication. Excalibur completed its acquisition of ConQuest Software, Inc. on July 20, 1995.


On August 4, 1995, the Company filed a Report on Form 8-K to disclose that on July 20, 1995, it had completed its acquisition of all the outstanding shares of common stock and options to acquire shares of common stock of ConQuest Software, Inc.


On September 12, 1995 and on November 9, 1995, the Company filed amendments to its Report on Form 8-K, dated August 4, 1995, containing the audited financial statements and the required pro forma financial information relating to the Company's acquisition of ConQuest Software, Inc.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    EXCALIBUR TECHNOLOGIES CORPORATION



December 15, 1995                   By: /s/ Patrick C. Condo
                                    ------------------------
                                    Patrick C. Condo
                                    President and Chief Executive Officer


December 15, 1995                   By: /s/ James H. Buchanan
                                    ------------------------
                                    James H. Buchanan
                                    Chief Financial Officer