Form 10-K
period 1996-01-31
EXCALIBUR TECHNOLOGIES CORP
filed 1996-04-30
CIK 316222

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED JANUARY 31, 1996

                        COMMISSION FILE NUMBER 0-9747


                      EXCALIBUR TECHNOLOGIES CORPORATION
            (Exact name of registrant as specified in its charter)


            DELAWARE                                        85-0278207
      (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                    Identification No.)

             1921 GALLOWS ROAD, SUITE 200, VIENNA, VIRGINIA   22182
             (Address of principal executive offices)       (Zip Code)

     Registrant's telephone number, including area code: (703) 790-2110

        Securities registered pursuant to Section 12(b) of the Act: NONE

   Securities registered pursuant to Section 12(g) of the Act:  COMMON STOCK

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes x No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 19, 1996 (based on the closing sales price as reported on the NASDAQ National Market System) was $ 228,840,167.

The number of shares outstanding of the registrant's class of common stock as of April 19, 1996 was 12,333,417.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 1996 Annual Meeting of Shareholders are incorporated by reference into Part III.

                   The Index to Exhibits begins on Page 20

                       EXCALIBUR TECHNOLOGIES CORPORATION

                          ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED JANUARY 31, 1996

                               TABLE OF CONTENTS
                                                                    Page

                                    PART I

Item 1.     Business...........................................        1

Item 2.     Properties.........................................        9

Item 3.     Legal Proceedings..................................        9

Item 4.     Submission of Matters to a Vote of Security Holders
  7


                                    PART II

Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters................................      11

Item 6.     Selected Financial Data............................      12

Item 7.     Management's Discussion and Analysis of Financial..
            Condition and Results of Operations ...............      14

Item 8.     Financial Statements and Supplementary Data........      21

Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure................      21

                                   PART III

Item 10.    Directors and Executive Officers of the Registrant.      22

Item 11.    Executive Compensation ............................      24

Item 12.    Security Ownership of Certain Beneficial Owners and
            Management.........................................      24

Item 13.    Certain Relationships and Related Transactions.....      24

                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K........................................      25

                                 PART I

ITEM 1.  BUSINESS.

OVERVIEW

Excalibur Technologies Corporation ("Excalibur") is a leader in the development and sale of software solutions for information retrieval. Excalibur's software products combine two complementary technologies: Adaptive Pattern Recognition Processing (APRP(TM)) and semantic networks. The APRP(TM) technology identifies and indexes the underlying binary patterns in digital data, providing the capability to build content-based retrieval applications for any type of digital information, including text, images, video and sounds. Semantic networks leverage lexical knowledge, offering a system with built-in knowledgebases to search for specific word meanings enriched by related terms and concepts. Integration of these two approaches provides complete and powerful information retrieval capabilities with accuracy and speed. Excalibur's core technologies enable highly fault-tolerant fuzzy searching and natural language-based searching for text, as well as powerful query-by-example capabilities which can be applied to words, pictures, video clips, fingerprints, facial images and many other types of multi-media data.

Using these technologies, Excalibur has developed a comprehensive suite of information retrieval software products, including libraries, services and applications, called RetrievalWare. RetrievalWare is a unified family of applications and software components for building retrieval solutions across multiple information types. Its flexible and modular architecture supports the full range of Excalibur development tools for value added resellers ("VARs"), original equipment manufacturers ("OEMs"), systems integrators ("SIs") and corporate and government information technology departments. Excalibur's RetrievalWare is a complete software component architecture, enabling developers to build information retrieval applications for workgroup, enterprises and across the internet. RetrievalWare platforms include all major UNIX and Windows/NT servers, with PC and UNIX clients.

In July 1995, Excalibur acquired ConQuest Software, Inc. ("ConQuest"), a private company located in Columbia, Maryland, engaged in the business of providing natural language text management software tools, through the issuance of approximately 1,427,000 restricted shares of Excalibur common stock and options to purchase approximately 572,000 restricted shares of Excalibur common stock to the former ConQuest shareholders and option holders in exchange for all of the outstanding common stock of ConQuest. The transaction has been accounted for as a pooling of interests. The consolidated results of operations and the discussion thereof that are presented herein reflect the combined results of the pooled business for the respective periods presented.

The Company established a wholly-owned subsidiary in the United Kingdom, Excalibur Technologies International, Ltd. ("ETIL"), which began operations in July 1992. Except as otherwise noted, Excalibur, ConQuest (the acquired company) and ETIL are collectively referred to hereinafter as the "Company."

The Company markets and distributes its products through VARs, SIs, OEMs, direct sales, distribution agreements, and a marketing agreement with IBM. As of January 31, 1996, more than 600 customers were using the Company's information retrieval products.

The Company can be contacted on the World Wide Web at http://www.excalib.com

                                     - 2 -
SOFTWARE RETRIEVAL PRODUCTS

The Excalibur RetrievalWare suite of information retrieval software products delivers integrated APRP(TM) and semantic network searching in a unified family of client/server based software components. RetrievalWare enables developers and integrators to build best-of-breed retrieval solutions across multiple information types. The RetrievalWare architecture is designed to support the entire range of the Company's products and capabilities: real-time and retrospective text searching; fingerprint, facial image and a developing family of other image and signal retrieval servers; and end-user systems for applications such as document management and intelligence analysis.
RetrievalWare is licensed as a software developer's kit, a suite of text and other retrieval servers, a set of optional and third-party components and end-user applications. A description of each of the Company's products is set forth below.

RETRIEVALWARE SDK

The RetrievalWare Software Developer's Kit (SDK) is a comprehensive set of tools for building information retrieval solutions. At its core is a highly scaleable, distributed client/server architecture. Independent server processes maximize the efficiency and reliability of document loading, indexing and query handling, and support security and encryption/decryption features. Dedicated server processes enable integration of text search and relational database (DBMS) storage capabilities through an open DBMS gateway. The RetrievalWare client environment is optimized for the development of graphical interfaces using industry standard tools. RetrievalWare delivers Windows Visual Basic and Motif interfaces as source code, as well as Visual Basic Custom Controls and RDBMS interface DLLs. The RetrievalWare API set includes engine-level, high-level and client/server APIs.

RETRIEVALWARE TEXT SERVERS

RetrievalWare text servers are built upon an open and extensible pipeline of processing modules. The RetrievalWare Semantic and Pattern Server includes both semantic network and APRP(TM) search engines and offers a complete range of text retrieval options: word meaning-based and pattern recognition-based searching, natural language searching and fuzzy searching, statistical searching and full Boolean logic searching. The RetrievalWare Server combines APRP(TM), statistical and Boolean techniques and is optimized for applications requiring a high level of fault-tolerance, such as document management applications based upon the scanning and optical character recognition of large volumes of hard copy documents.

RETRIEVALWARE WEB SERVER

The RetrievalWare Web Server is a component solution that interfaces with any HTTP server through a template-based common gateway interface and supports very large scale distributed electronic publishing and enterprise applications on the internet and the world wide web. The RetrievalWare Web Server deploys a dedicated front-end server, providing handling of large volumes of user queries and extensible functionality through integration with relational databases. The RetrievalWare Web Server includes an integrated security server and its functionality is easily extended with the full range of RetrievalWare components, including the RetrievalWare Profiling Server for real-time information filtering.

                                     - 3 -
RETRIEVALWARE PROFILING SERVER

The RetrievalWare Profiling Server is a high performance system for filtering newswires, electronic mail messages, file transfers and other dynamic information streams in real-time. Its architecture is optimized for real-time performance while preserving complete symmetry with RetrievalWare Text Servers. The design facilitates the development of applications which fully integrate retrospective searching and real-time content profiling.

RETRIEVALWARE IMAGE SERVERS

RetrievalWare Image Servers utilize APRP(TM) technology to provide tools for developing applications that can index and retrieve digital images based on their objective content. Image Servers provide components that automatically recognize certain types of visual information and offer extensive image management capabilities. RetrievalWare Image Servers include system components for building client/server applications that provide parallel network retrieval operations using the Company's inter-process communication layer. Additionally, RetrievalWare Image Servers include support for TCL/TK, a popular development environment and script interpreter that allows experienced programmers to optimize their image indexing and retrieval applications for a variety of specific image data types. The Company has developed RetrievalWare image application demonstrations for fingerprint, faces and character recognition and is continuing development on components for full-motion video, photographs, graphics and other digital media.

The RetrievalWare suite of software components and related services accounted for approximately 30%, 19%, and 20% of total revenues in the fiscal years ended January 31, 1996, 1995, and 1994, respectively.

ELECTRONIC FILING SOFTWARE (EFS)

The Company's Electronic Filing Software ("EFS") is a multi-platform, commercial, end-user software application for document imaging and information retrieval. It is the latest version of the product which was originally introduced in 1991. Text and images can be entered into the system from computer files, scanners or facsimile machines (after the scanned image is converted to text by optical character recognition software) and is automatically filed and indexed in a replica of a physical file room with file cabinets, drawers, folders, in-baskets and wastebaskets, utilizing a graphical user interface. EFS provides users with four methods for document retrieval: retrieval based on the document contents using APRP(TM); retrieval via relational database query for document control information such as author and date; content-based queries on file room labels; and file room retrieval using icons representing cabinets, drawers and folders that users can open using a computer mouse. Excalibur EFS operates under the following UNIX operating systems in a client/server environment: Sun OS and Solaris, HP HP-UX, IBM RISC System/6000 AIX and Digital Ultrix and OSF/1; and under the Digital VMS and Open VMS operating systems. Client-only implementations are available on personal computers running Microsoft Windows and Apple Macintoshes. EFS also provides links to external databases including Oracle, Informix, Digital Rdb and Ingres. The most recent release of Excalibur EFS includes a Client API which gives users the ability to integrate EFS with other software applications and products. EFS is priced based upon the number of concurrent users on a system.

Earlier versions of Excalibur EFS software programs include Pix Tex/EFS, Pix Tex/EFS ServerPlus, and PixTex, all of which are no longer being marketed by the Company, but are still supported under post-contract support agreements.

                                     - 4 -
EFS WEBFILE

The Company's EFS Webfile product is a turnkey document image management solution for the world wide web. EFS Webfile integrates accurate and robust search and retrieval, advanced Web server technology and an intuitive interface to provide organizations with unified, global access to mission critical document information. In conjunction with the Company's EFS product, EFS Webfile turns any standard HTML browser into a fully functional EFS client, accessing the intuitive, file-room graphical interface and advanced server capabilities. EFS Webfile includes HTML filters to fully leverage the power of HTML encoding. Users can index HTML files and view those files in native form, including all images and links to other URLs. The Webfile Server runs on IBM AIX, HP-UX, SunOS and Solaris, DEC Digital UNIX and VMS platforms.

The Excalibur EFS family of products and related services accounted for approximately 70%, 81%, and 80% of total revenues in the fiscal years ended January 31, 1996, 1995, and 1994, respectively.

MARKETING AND DISTRIBUTION

The Company's marketing and distribution strategy has several components. The primary strategy is to sell through established relationships with VARs, SIs, OEMs, and distributors that sell licenses to customers to use the Company's software libraries, servers, toolkits and application products.

The Company's marketing and distribution strategy also includes a direct sales force and agreements with selected VARs and vertical market suppliers who sell and distribute the Company's application products. During the past year, the Company has established relationships with selected VARs and SIs to develop new geographic and industry markets.

The Company entered into an amendment to its General Services Administration Federal supply contract (the "GSA Contract") with the Federal government effective October 1, 1995 through September 30, 1996. The GSA Contract provides a contractual vehicle for government agencies to place orders for EFS with the Company. It includes information about the Company and its products, and establishes pricing, terms and conditions of sales. The Company expects to negotiate a renewal of the amended GSA Contract upon its expiration.

TECHNICAL SUPPORT AND TRAINING

The Company believes that it has established a reputation for excellent customer technical support by making it one of the Company's top priorities. Technical support is provided to the Company's customers by its technical support organization as well as by certain product distributors. Technical support consists of bug fixing, telephone support and product enhancements. After an initial 90-day period, during which technical support is provided without additional charge, technical support is provided typically to customers under a renewable annual contract.

The Company also provides installation and consulting services to its customers on-site or through independent Certified Excalibur Consultants who have been trained and certified by the Company. The Company also conducts training seminars at its offices in Carlsbad, California, McLean, Virginia, and Columbia, Maryland for its customers and distribution channel partners.

                                     - 5 -
STRATEGIC ALLIANCES

In January 1995, the Company entered into a development and distribution agreement with IBM to integrate the RetrievalWare Image Server with certain versions of IBM's DATABASE 2 (DB2)(TM) database product. The Company will receive percentage royalties on revenues earned by IBM from licenses of DB2(TM) that contain the Company's RetrievalWare Image Server, as described in the agreement. In April 1996, the Company and IBM announced their intent to expand their existing development relationship to include the integration of Excalibur's EFS product with IBM's ImagePlus VisualInfo(TM). The combined products will provide enterprise-wide image and document management, work management and full-text retrieval on UNIX, OS/2, Windows NT and MVS/ESA.

In July and August 1993, the Company entered into Cooperative Marketing Agreements with IBM, in the United States and Canada, under which IBM markets Excalibur's EFS product to IBM's customers. IBM receives a marketing fee equal to a percentage of the sales IBM generates of EFS. IBM made a guaranteed sales commitment to the Company for fiscal years 1995 and 1994. In April 1996, the Company and IBM announced their intent to expand the agreements to include Excalibur's RetrievalWare products. Under the agreement, IBM will resell and provide services for Excalibur's RetrievalWare full-text search solutions and Excalibur's EFS product. IBM will offer these retrieval products in tandem with its ImagePlus(TM) and FlowMark(TM) product lines to customers and channel partners in the United States and Canada.

Revenues  of  approximately   $1,538,000,   or  12%  of  total  revenues,   were
attributable to IBM under the various agreements in the fiscal year ended January 31, 1995. Such revenues were less than 10% of total revenues in the fiscal years ended January 31, 1996 and 1994.

The Company signed an agreement with PRC, Inc. ("PRC"), a systems integrator, in February 1993. Under the agreement, the Company provides its software to PRC as part of a Federal procurement program. Under this contract, PRC paid to the Company a minimum $2,000,000 in license and maintenance fees over a period of two and one-half years. The Company expanded its relationship with PRC in April 1996 forming a strategic alliance to deliver advanced electronic document management to major manufacturing, utility and government markets. Under an OEM agreement, PRC will integrate the text search and retrieval functionality of Excalibur's RetrievalWare technology with its Productivity Edge(TM) electronic document management solution.

The Company has earned research, development and royalty fees under a series of contracts with Nikkei Information Systems Co., Ltd. ("NIS"), a Japanese company, since 1985. Under the current agreement, which was effective June 1, 1993 through January 31, 1996, NIS paid a minimum monthly royalty fee of $34,583 against the royalties on the revenue generated. Through the life of the contract, the monthly royalties earned by the Company rarely exceeded the minimum monthly royalty. In February 1996, the Company and NIS agreed to discontinue the minimum monthly royalty fee and Excalibur will receive percentage royalties on revenues as NIS license sales are generated. The agreement also allows for distribution of third party products containing the Company's software technologies into Japan under a royalty sharing accord with NIS.

In January 1996, the Company and BTG Incorporated ("BTG") entered into an agreement designating BTG as the master Federal distributor for the Company's EFS product. BTG, a major reseller of information technology products and services to the Federal government, has been the Company's largest VAR in the Federal market since 1992. The agreement provides exclusive distribution rights to BTG in the Federal government market for Excalibur's EFS products for a period of two years. The Company will receive royalties on license sales including a minimum non-cancelable license royalty fee of $1,800,000 in the first year of the agreement.

In May 1994, the Company entered into a Software Distribution Agreement with Professional Computer Systems B.V. ("PCS") that was subsequently amended in January 1995 to extend the contract expiration date to January 31, 1996. The agreement granted PCS exclusive rights to license and distribute the Company's EFS product throughout Belgium, the Netherlands and Luxembourg for a fee of $1,100,000 that was paid over the term of the agreement, as amended. In January 1996, the Company amended the agreement again to extend the exclusive rights to license and distribute the Company's EFS product to Belgium, the Netherlands, Luxembourg and Italy and extended the contract expiration date to January 31, 1997 for a fee of $1,100,000 payable over the twelve months of the contract extension period. Contemporaneously therewith, the Company executed a letter of intent to create a joint venture with PCS to market, sell and distribute Excalibur's EFS product and other products in the countries of Belgium, the Netherlands, Luxembourg, Germany, Austria, Switzerland, Scandinavia and Italy as well as to develop, market and distribute new products. This transaction is subject to further discussions, conditions and approvals, including approval of the definitive agreements by the boards of directors of each company.

In December 1994, the Company entered into a software development and license agreement with Informix Software, Inc. ("Informix") to provide text and image retrieval technology to users of certain Informix products. The agreement calls for the integration of the Excalibur image and signal server across multiple platforms supporting certain Informix products. The Company will receive a percentage of the list price for such products licensed.

PRODUCT DEVELOPMENT AND ADVANCED RESEARCH

The Company's primary technologies are its proprietary adaptive pattern recognition processing software (APRP(TM)) and semantic networks processing. APRP(TM) consists of a software architecture for processing digital information to extract patterns in the primary types of computerized data: text, image, signal and video. The system provides high-speed pattern recognition that can be used to store, categorize, retrieve and refine data. The processing of digital patterns provides users with a way to store and use computerized data faster with more flexibility and with fewer data storage requirements than competing systems.

The Company's pattern recognition methods use neural computing techniques to process data in a non-algorithmic, parallel fashion by generating responses to input data. Systems utilizing these methods are unlike traditional computer systems and are now being used in areas where traditional systems have been inefficient, such as natural language, machine vision, robotics, pattern matching and signal recognition. Neural computing systems are "trained" by processing data, not by programming. Once the system has extracted patterns from the digital data, these patterns can be sorted, labeled and used to make decisions. The Company has in place a research and development program to explore and apply its proprietary pattern recognition technology in new areas such a image recognition, character recognition, forms recognition, fingerprint matching, facial identification and machine vision. The Company also has a product development program to enhance the features of its existing software products to address additional markets. Excalibur's semantic networks leverage lexical knowledge at the highest level, offering a system to search for specific word meanings enriched by related terms and concepts. With semantic networks, users find information using natural language processing. Semantic networks incorporate syntax, morphology and the actual meaning of words as defined by published dictionaries and other reference sources.

The  Company  has  conducted   research  and  product   development  of  pattern
recognition and natural language systems since 1980. Research and product development expenditures for development of new products and enhancements to existing products were approximately $4,972,000, $5,085,000 and $5,483,000 in the fiscal years ended January 31, 1996, 1995 and 1994, respectively.

PROTECTION OF PROPRIETARY TECHNOLOGY

The Company regards its software as proprietary and relies primarily on a combination of copyright, trademark and trade secret laws of general applicability, employee confidentiality and invention assignment agreements, distribution and OEM software protection agreements and other intellectual property protection methods to safeguard its technology and software products. The Company has not obtained patents on any of its technology. The Company also relies upon its efforts to design and produce new products, and upon improvements to existing products, to maintain a competitive position in the marketplace.

COMPETITION

Competition in the computer and communications industry in general, and the software development industry in particular, is intense. The Company's competitors include many companies which are larger and more established and have substantially more resources than the Company. In the United States, the Company competes in two basic markets within the computer industry: the document imaging and information retrieval markets. Both markets have many competitors who are larger and more established than the Company and have access to greater resources. The Company considers its principal competitive advantage to be the performance of its products. The Company differentiates its products by using new technology to provide benefits such as labor savings from reduced manual pre-processing or organization of data, faster retrieval, access to many kinds of data, full integration with network architecture, less start-up training and more forgiving interaction in retrieving information stored in computers. The information retrieval market is competitive, with numerous companies offering products on multiple platforms. Most often, the Company competes with companies such as Fulcrum Technologies Inc. and Verity, Inc. in this market. In the document imaging market, the Company competes with large hardware companies and established software vendors.

The Company's  activities  currently are subject to no particular  regulation by
governmental   agencies  other  than  those   routinely   imposed  on  corporate
businesses, and no such regulation is now anticipated.

EMPLOYEES

The Company had 125 employees as of January 31, 1996, of whom 47 were in research and development, 51 in sales and marketing, 14 in technical support, and 13 in finance and administration. The employees are not covered by collective bargaining agreements and the management of the Company considers relations with employees to be good.

ITEM 2.  PROPERTIES.

At January 31, 1996, the Company occupied approximately 6,000 square feet of space in an office building located at 2000 Corporate Ridge, McLean, Virginia 22102 under a lease agreement relating to 4,000 square feet that expires in May 1997 and a month-to-month arrangement for 2,000 square feet. This facility recently has served as the Company's corporate headquarters and contains the executive office and certain administrative and sales functions. The Company has signed an agreement, that expires in October 1999, to sublease approximately 14,200 square feet of space in an office building located at 1921 Gallows Road, Vienna, Virginia 22182. The Company intends to move its corporate headquarters to this location in May 1996.

The Company leases two facilities that serve primarily as software development and customer support centers. The Company occupies approximately 31,000 square feet of space in an office building, under a six-year lease that commenced in November 1995 and expires in November 2001, located at 1959 Palomar Oaks Way, Carlsbad, California 92009. The Company also occupies approximately 6,700 square feet of space in an office building located at 10440 Little Patuxent Parkway, Columbia, Maryland 21044 under a renewed five-year lease that commenced January 1996 and expires in December 2000.

The Company leases office space in Windsor, England and Vitrolles, France in support of its international sales operation. Under these leases, the Company occupies approximately 3,400 square feet and 800 square feet, respectively. The two leases for the Windsor offices expire in 1997, and the Vitrolles lease is renewable every three years over a nine year period, but may be cancelled with six months notice.

During the fiscal year ended January 31, 1996, and in connection with the corporate restructuring that is discussed in Note 7 to the Consolidated Financial Statements, the Company vacated leased facilities located in San Diego, California, and Albuquerque, New Mexico that have remaining lease terms of approximately twenty three and eleven months, respectively.

The Company believes that its facilities are maintained in good operating condition and are adequate for its operations.

ITEM 3.  LEGAL PROCEEDINGS.

There are no material pending legal proceedings to which the Company is a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The 1995 Annual  Meeting of  Shareholders  was held on November  17,
1995.

(b) The following individuals were elected to serve as the Board of Directors for terms expiring at the 1996 Annual Meeting:

                                         Number of Shares Voted
                                         ----------------------
                                     For        Against     Abstain
                                     ---        -------     -------
          Richard M. Crooks, Jr   8,977,924     170,769        --
          J. M. Kennedy .......   8,967,499     181,194        --
          Edwin R. Addison ....   9,025,018     123,675        --
          James W. Dowe, III ..   9,034,409     114,284        --
          Jay H. Diamond ......   8,965,206     183,487        --
          W. Frank King, III ..   9,033,193     115,500        --
          Philip J. O'Reilly ..   8,965,206     183,487        --



(c) In the only other matter voted upon, the shareholders voted 8,677,296 shares in the affirmative and 358,943 shares in the negative to approve, for purposes of Section 422 of the Internal Revenue Code, the adoption of the Company's 1995 Stock Option Plan authorizing the granting of options to purchase up to 400,000 shares of the Company's common stock pursuant to which options to purchase 324,150 shares of the Company's common stock were granted to employees of the Company who were previously employed by ConQuest Software, Inc.

                                PART II

ITEM 5.  MARKET FOR REGISTRANT'S  COMMON EQUITY AND RELATED  STOCKHOLDER
MATTERS.

The Company's common stock is traded in the over-the-counter market and is listed on the National Market System of the NASDAQ System under the symbol EXCA.

The following table sets forth, for the period February 1, 1994 through January 31, 1996, the high and low sale prices for the common stock as reported by the National Market System of NASDAQ. The number of shareholders of record as of January 31, 1996, was 1,295. The Company has never declared or paid dividends on its common stock, and anticipates that, for the foreseeable future, it will not pay dividends on its common stock.

                                              High         Low

         Fiscal 1995 (02/01/94-01/31/95)

         First Quarter................      $12          $10 1/4
         Second Quarter ..............       11            5 3/4
         Third Quarter................        8 1/2        6
         Fourth Quarter...............        8 1/4        4 3/4

         Fiscal 1996 (02/01/95-01/31/96)

         First Quarter................      $12 3/4      $ 7
         Second Quarter ..............       18 1/2       11 3/4
         Third Quarter................       18           13 1/4
         Fourth Quarter...............       39 3/4       15 3/4







ITEM 6.  SELECTED FINANCIAL DATA.

The selected financial data presented below are derived from the Company's consolidated financial statements and should be read in conjunction with such consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The selected financial data presented below as of January 31, 1994, 1993 and 1992 and for the fiscal years ended January 31, 1993 and 1992 has been derived from consolidated financial statements of the Company not contained herein. All of the historical information has been restated to reflect the pooling of interests with ConQuest Software, Inc.

                                     - 12 -

                                     Fiscal Years Ended January 31
                           ----------------------------------------------------
                            1996       1995       1994        1993       1992
                                  (in thousands, except per share data)
Statements of Operations Data:
Revenues:
Software.................$ 15,004   $ 10,133   $ 10,878   $  7,943   $  4,725
  Maintenance............   3,671      2,505      1,407        563        237
                         ---------  ---------  ---------  ---------  ---------
                           18,675     12,638     12,285      8,506      4,962
                         ---------  ---------  ---------  ---------  ---------
Expenses:
  Sales and marketing....   8,791      9,399     10,124      7,859      3,994
  Research and product
    development..........   4,972      5,085      5,483      5,483      3,367
  General and
    administrative.......   3,330      5,597      3,758      3,148      2,161
  Cost of software
    revenues.............   1,294      1,197      1,359        569        191
  Cost of maintenance
    revenues.............     573        524        343        285        184
  Restructuring costs....     653        776         -          -          -
  Merger costs...........     490         -          -          -          -
                         ---------  ---------  ---------  ---------  ---------
                           20,103     22,578     21,067     17,344      9,897
                         ---------  ---------  ---------  ---------  ---------

Operating loss...........  (1,428)    (9,940)    (8,782)    (8,838)    (4,935)

Interest income..........    601         431        485        631        800
Interest expense.........    (57)        (87)       (22)       (42)       (11)
Other income.............     -          208         -          -          -
                         ---------  ---------  ---------  ---------  ---------

Net loss.................   (884)     (9,388)    (8,319)    (8,249)    (4,146)

Preferred stock
dividends................     14          14         14         14         14
                         ---------  ---------  ---------  ---------  ---------
Net loss applicable to
    common stock.........$   (898)  $ (9,402)  $ (8,333)  $ (8,263)  $ (4,160)
                         =========  =========  =========  =========  =========
Net loss per share of
    common stock.........$   (.08)  $  (0.85)  $  (0.79)  $  (0.85)  $  (0.52)
                         =========  =========  =========  =========  =========
Weighted average number
    of shares of common
    stock outstanding....  11,496     11,094     10,532      9,763      7,985
                         =========  =========  =========  =========  =========

                                     - 13 -

                                     Fiscal Years Ended January 31
                           ----------------------------------------------------
                            1996       1995       1994        1993       1992
                                  (in thousands, except per share data)
Balance Sheet Data
  (at end of period)(1):
Cash and cash
equivalents..............$  2,903   $  2,645   $  1,280   $  1,928   $  1,241
Working capital..........  12,973      6,908      1,788      4,631      4,356
Total assets.............  23,046     17,951     18,015     21,125     14,041
Accumulated deficit...... (36,446)   (35,367)   (25,965)   (17,646)    (9,384)
Total shareholders'
equity (2)...............  15,251      9,475     12,363     17,138     12,096

(1) The Company had no significant long-term debt for any of the periods presented.
(2) No dividends have been declared or paid on the Company's common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

In July 1995, Excalibur Technologies Corporation ("Excalibur") acquired ConQuest Software, Inc. ("ConQuest"), a private company located in Columbia, Maryland engaged in the business of providing natural language text management software tools. The acquisition was effected through the issuance of Excalibur common stock and options to purchase Excalibur common stock to the former ConQuest shareholders and optionholders in exchange for all of the outstanding common stock of ConQuest. The business combination was accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements and the discussion and analysis of such statements contained herein reflect the combined results of the pooled businesses for the respective periods presented.

Prior to its acquisition by Excalibur, ConQuest reported operating results on a calendar year basis. ConQuest's separate results for prior years have not been restated to conform to the fiscal year of Excalibur. Therefore, the results of operations contained in the consolidated financial statements for the fiscal years ended January 31, 1995 and 1994 combine those of Excalibur for these periods, as previously reported, with those of ConQuest for the calendar years ended December 31, 1994 and 1993, respectively. ConQuest's separate results of operations for the month ended January 31, 1995 are not reflected in the consolidated statement of operations for the current fiscal year. The revenues, operating loss and net loss of ConQuest for the month ended January 31, 1995 were $138,000, $177,000 and $181,000, respectively. The Company's consolidated balance sheet at January 31, 1995 combines the consolidated balance sheet of Excalibur and Excalibur Technologies International ("ETIL") as of January 31, 1995 and the balance sheet of ConQuest as of December 31, 1994.

The Company principally earns revenue from licensing its software to system integrators and original equipment manufacturers through its distributors, to value-added resellers, to strategic partners and to customers through a direct sales force. Revenues are provided from sales to new customers and sales to current customers for additional users, upgrades to newer product versions, telephone support, and other services. Revenues generated from product licenses can vary significantly within a period due to the relatively long sales cycle, variations in the size of license agreements, and the number of shipments made. Historically, the volume of customer orders and product shipments is greatest at the end of a reporting period, and the Company often recognizes a significant portion of license revenue towards the end of each fiscal period. Deferred revenues of $2,759,000 at January 31, 1996, related primarily to maintenance agreements and training, is not expected to cause significant fluctuations in future quarterly revenue.

RESULTS OF OPERATIONS

For the fiscal year ended January 31, 1996, total revenues were $18,675,000, an increase of 48% over total revenue of $12,638,000 in the prior year. Net loss for the fiscal year ended January 31, 1996 was $884,000 or $.08 per common share compared to a net loss of $9,388,000 or $.85 per common share last year. Included in expenses for the current fiscal year were charges of $653,000 related to the restructuring that is discussed below and $490,000 related to the acquisition of ConQuest.

                                     - 15 -

  REVENUES        FY `96    Change          FY '95   Change           FY'94
   (in thousands) ------    ------          ------   ------           -----
    Software     $15,004   $ 4,871   48%   $10,133   $ (745)   (7)%   $10,878
    Maintenance    3,671     1,166   47%     2,505     1098     78%     1,407
                 --------  --------------  --------  --------------  ---------
      Total      $18,675     6,037   48%   $12,638   $  353      3%  $ 12,285
                 ========  ==============  ========  ==============  =========

In fiscal year 1996 compared with fiscal 1995, the Company experienced overall increases in revenues for both software products and maintenance of
approximately  48%  and  47%,  respectively,   to  $15,004,000  and  $3,671,000,
respectively. Revenues from the sale of EFS and related products exceeded revenues of last year, primarily because international product revenues grew at a rate approximating 60%. In North America, revenues derived from the sale of EFS products to commercial and Federal customers grew at a rate of approximately 15% in the current fiscal year. The Company is working to establish a strong network of resellers to market the EFS products to customers in certain segments of the market, or franchises. Consistent with that direction, the Company recently entered into an agreement with a large systems integrator granting the exclusive right to resell the EFS product in the Federal market.

The Company is continuing to focus direct sales and marketing efforts on the sale of its family of core technologies to customers looking for tools to build specialized applications that require, for example, a powerful search and retrieval engine. The rapid expansion of the internet and the proliferation of a variety of online service providers has presented new opportunities for the application of the Company's technologies in this manner. The Company licensed its RetrievalWare technology to several such providers in the current year, contributing to an overall increase in RetrievalWare product revenues from fiscal year 1995 to fiscal year 1996 of approximately 131%.

Despite a 47% increase in product sales to international customers experienced in fiscal year 1995 compared with fiscal 1994, total software revenues declined in the prior year by 7%. This decline reflected the early effects of the shift in focus for the EFS product from direct sales to resellers. As a percentage of total revenues, the revenues related to the sale of RetrievalWare products and services did not change in fiscal year 1995 compared with fiscal year 1994.

The growth of product maintenance revenues in the current fiscal year is consistent with the increase in software product revenues reflecting most significantly the expanding installed base of EFS customers. Maintenance revenues increased 78% in the prior fiscal year compared with the previous year due, in part, to the Company's efforts to keep customers current on annual maintenance contracts.

Sales to international customers are made primarily by ETIL. As a percentage of total consolidated revenues, ETIL's results represented 19%, 18%, and 12% in each of the past three fiscal years, respectively. The continued growth in international operations is a result of a well established reseller network, including certain resellers with exclusive licenses to sell EFS in a particular country or region with guaranteed minimum sales levels. In February 1995, ETIL opened an office in Vitrolles, France to better penetrate markets in central Europe. Additionally, the political changes in Eastern Europe have opened new markets for the Company's products, and ETIL has begun establishing resellers and generating sales in areas formerly under Communist rule.

Tighter overall expense controls and reductions in personnel that took place in fiscal 1995 resulted in a $2.5 million, or 11%, decrease in operating expenses during fiscal 1996 compared to fiscal 1995. Excluding merger and restructuring charges, expenses decreased 13% between fiscal years. Fiscal 1995 operating expenses increased $1.5 million, or 7%, compared to the prior year primarily due to restructuring costs and litigation expenses. Due to both the increase in revenues and the decrease in operating expenses, total operating expenses as a percentage of total revenues dropped to 108% in fiscal 1996 compared to 179% and 171% in fiscal years 1995 and 1994, respectively.


    EXPENSES               FY `96   Change    FY '95    Change    FY '94
    (in thousands)         ------   ------    ------    ------    ------
      Sales and
       marketing          $ 8,791    (6)%    $ 9,399     (7)%     $10,124
      Percentage of
       total revenues         47%                74%                  82%
      -------------------------------------------------------------------
      Research & product
       development        $ 4,972    (2)%    $ 5,085     (7)%     $ 5,483
      Percentage of
       total revenues         27%                40%                  45%
      -------------------------------------------------------------------
      General and
       administrative     $ 3,330   (41)%    $ 5,597      49%     $ 3,758
      Percentage of
        total revenues        18%                44%                  31%
      -------------------------------------------------------------------
      Total operating
       expenses           $20,103     11%    $22,578       7%     $21,067
      Percentage of
        total revenues       108%               179%                 171%
      -------------------------------------------------------------------

Sales and marketing expenses were 47% of total revenues for fiscal year 1996 compared to 74% and 82% in the previous two fiscal years, respectively. Total sales and marketing expenses decreased $608,000, or 6%, and $725,000, or 7%, in fiscal years 1996 and 1995, respectively, compared in each case to the preceding year. The decreases occurred in the United States where the Company channeled more sales through its resellers in both fiscal 1996 and second half of fiscal 1995, thereby reducing its direct selling costs. Additionally, in fiscal year 1996, the marketing group operated with a smaller average number of personnel under a tighter budget for product promotion and other similar expenses than in the previous years.

Research and product development costs were 27% of revenues in fiscal year 1996 compared to 40% in fiscal year 1995 and 45% in fiscal 1994. Total research and development costs decreased $113,000, or 2%, in fiscal year 1996 from fiscal year 1995. These declines were the results of the restructuring during fiscal
1995 that included a reduction in the number of employees in research and development, primarily in the testing area, following a major release of the Excalibur EFS software. Additionally, the write-off of obsolete equipment in the second quarter of fiscal 1995 resulted in a reduction in depreciation expense during fiscal 1996. The decrease in expenses as a percentage of revenues was also due to ConQuest maintaining its development staff at a fairly constant level through fiscal 1995 and well into the current year. Total research and product development expenses decreased $398,000, or 7%, in fiscal year 1995 compared to 1994 primarily due to reductions in employee costs, depreciation and other equipment costs.

General and administrative costs were 18% of revenues in fiscal year 1996 compared to 44% in fiscal year 1995 and 31% in fiscal year 1994. Included in the fiscal 1995 costs were litigation expenses, representing 7% of total revenues in the year, that related to a lawsuit settled at the beginning of fiscal 1996. A significant portion of the $2.3 million, or 41%, drop in general and administrative costs in fiscal 1996 compared to fiscal 1995 reflected the absence of such costs in the current year. Also, during fiscal 1995, the Company expensed $850,000 of compensation paid in the form stock grants and options to purchase stock at below market prices and recorded bad debt expense of $361,000. These expenses were $36,000 and $91,000, respectively for fiscal 1996. The $1.8 million, or 49%, increase in general and administrative expenses in fiscal 1995 compared to fiscal 1994 was the result of the litigation costs, stock compensation, and bad debt provision.


   COST OF REVENUES        FY `96   Change     FY `95   Change    FY `94
   (in thousands)          ---------------------------------------------
      Software costs       $ 1,294    8%      $ 1,197   (12)%    $ 1,359
      Percentage of
        software revenues       9%                12%                12%
      ------------------------------------------------------------------
      Maintenance costs   $    573    9%      $   524     53%    $   343
      Percentage of
        maintenance revenues   16%                21%                24%
      ------------------------------------------------------------------

Cost of software revenues increased $97,000, or 8%, in fiscal year 1996 from fiscal year 1995, and was 9% of software revenues for fiscal 1996 compared to 12% of software revenues in fiscal 1995. Fiscal year 1995 expenses included the costs of new software documentation for the new version of Excalibur EFS and other products, as well as the design and production of new product packaging. Cost of software revenues dropped $162,000, or 12%, in fiscal 1995 compared to fiscal 1994, but was 12% as a percentage of the related software revenues for each of the prior year periods. The decrease in costs in fiscal 1995 compared to fiscal 1994 was due primarily to a reduction in the amount of development work performed under contract by ConQuest.

Cost of maintenance revenues as a percentage of maintenance revenues dropped in each of the past two fiscal years. The Company's cost of generating maintenance revenues fluctuates with personnel costs. Such costs remained relatively flat in fiscal 1996 compared to fiscal 1995 and increased at a slower rate than maintenance revenues in fiscal year 1995 compared to fiscal 1994. Cost of maintenance revenues increased $49,000, or 9%, in fiscal year 1996 compared to fiscal year 1995 and the costs increased $181,000, or 53%, in fiscal year 1995 from fiscal year 1994, compared to increases of $1.2 million, or 47%, and $1.1 million, or 78%, respectively, in the associated revenues for the same reporting periods.

Transaction costs totaling approximately $490,000 were paid in connection with the merger with ConQuest. These costs, which included primarily legal and accounting fees incurred by both Excalibur and ConQuest, were recorded in the second fiscal quarter of the current year as an operating expense.

As discussed in Note 7 to the Consolidated Financial Statements, in the fourth quarter of fiscal year 1996, the Company completed an assessment of its personnel and facilities requirements and finalized a corporate restructuring and relocation plan. This plan included the relocation of the Company's headquarters from California to the Washington, D.C. area and the consolidation of the product development and related customer support teams into two facilities. The relocation moved corporate management closer to the Company's major domestic and European customers and better organized the technical staff to support the major product initiatives of the combined Company. In connection with this plan, the Company vacated leased facilities in San Diego, California, and Albuquerque, New Mexico, and consolidated employees on the west coast into a new leased facility in Carlsbad, California. In May 1996, the Company is scheduled to move into new leased office space, located in Vienna, Virginia, that will serve as the Company's corporate headquarters. In the fourth quarter, the Company also renewed the lease for its Columbia, Maryland, location (formerly the offices of ConQuest) that serves as the text products development center. The Company recorded a restructuring charge of $653,000 in the fourth quarter of the current fiscal year, consisting primarily of severance payments to terminated employees and lease abandonment costs. At January 31, 1996, payments under the plan of $215,000 had been made and the net costs of leasehold improvements at the vacated facilities had been written-off. The Company expects that substantially all of the remaining costs will be paid in fiscal year 1997.

The Company also conducted restructuring activities in the prior year under a separate and distinct plan to consolidate a remote development facility, resulting in a restructuring charge of $312,000. Additionally, the Company recorded a charge of $464,000 for the write-off of equipment no longer meeting the requirements of the product development plan.

Despite the restructuring and merger costs, total operating expenses were reduced by $2,475,000, or 11%, to $20,103,000 in fiscal year 1996. Total operating costs increased in fiscal year 1995 by $1,511,000, or 7%, to $22,578,000 due, in part, to the total restructuring costs of $776,000 recorded in fiscal 1995. Interest income increased $170,000, or 39%, in fiscal 1996 compared to fiscal 1995 primarily due to higher rates of return on invested funds. Interest income dropped $54,000, or 11%, in fiscal 1995 compared to fiscal 1994 as the amount of invested funds declined during the year.

Interest expense of $57,000, $87,000, and $22,000 in fiscal years 1996, 1995 and 1994, respectively, represents primarily amounts accrued on the borrowings of ConQuest.

Other income in fiscal 1995 consists of approximately $208,000 received from ConQuest's former landlord as an incentive for ConQuest to terminate a lease for office space.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 1996, the Company had a balance of cash and cash equivalents of $2,903,000 compared to a balance of $2,645,000 at the end of the previous fiscal year, which represents an increase between years of $258,000. In fiscal year 1995, the balance of cash and cash equivalents increased by $1,365,000. In fiscal year 1994, the balance declined by $648,000. Marketable security investments, which are not considered cash equivalents, consisted entirely of U.S. Treasury Bills with maturities of less than one year at January 31, 1996. Investments increased by $1,736,000 during the year. The balance of investments declined by $746,000 and $3,479,000, respectively, during fiscal years 1995 and 1994. The combined increase in cash, cash equivalents and marketable securities for the current fiscal year was $1,994,000, compared with a net increase in the combined balance of $619,000 in fiscal year 1995 and a net decrease of $4,127,000 in the combined balance in fiscal year 1994. The total of cash, cash equivalents and marketable securities was $13,244,000 at January 31, 1996.

The net positive cash flows in the last two fiscal years were due primarily to the sale of common stock to employees and investors. In fiscal year 1996, the Company raised cash proceeds of $6,688,000 from the exercise of stock options by employees and directors. In fiscal year 1995, the exercise of employee stock options and the private sale of common stock to investors provided cash proceeds of approximately $5,678,000. The Company also raised $2,877,000 in cash primarily from the exercise of employee stock options in fiscal year 1994. There can be no assurance that the Company will be able to obtain such funds from employees and investors in the future, if required. Subsequent to January 31, 1996, the Company was successful in closing a private placement sale of its common stock which provided net cash proceeds of approximately $8,388,000.

The Company has used cash in its operating activities in each of the last three fiscal years. Net cash used in operations was $3,940,000, $4,469,000 and $6,063,000, respectively, for fiscal years 1996, 1995 and 1994. The usage of cash in the prior year periods was due primarily to the large net losses incurred in those years. In the current fiscal year, the amount of net loss was reduced substantially, however, the Company experienced a significant increase in the balance of accounts receivable.

Accounts receivable increased by approximately $3,289,000, or 80%, in fiscal year 1996. The increase was due to several factors including the overall increase in the Company's revenues between years of approximately 48%, an increase in the amount of sales negotiated with extended customer payment terms, and an increase in the percentage of fourth quarter sales booked close to the end of the period. The effect of these factors was an increase in the amount of days sales outstanding at year end, although this measurement stayed at a constant level between the end of the previous fiscal year and the end of the current year's third quarter.

Although the balance of accounts receivables increased during the year, the balance of the allowance for doubtful accounts increased by only $1,000 to $375,000. Management carefully reviewed the customer account balances at year end, noted payments made by customers after year end and considered the infrequent write-offs that the Company has experienced. Based on this analysis, it believes that the allowance is adequate at January 31, 1996.

The Company used $549,000 cash to pay-off several high-interest bearing notes payable that were obligations of ConQuest during the current fiscal year. The Company's current balances of cash, cash equivalents and investments, together with funds anticipated from future operations, are expected to provide sufficient cash to meet the Company's current projected needs in the next fiscal year, including the payment of the remaining restructuring costs, the future costs associated with the move into the new corporate headquarters, and the costs of providing computer equipment to new employees. Cash used to purchase computer equipment and leasehold improvements in the fiscal years ended January 31, 1996, 1995 and 1994 was $567,000, $695,000 and $1,202,000, respectively.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The market for the Company's software products is growing rapidly and the Company's business environment is characterized by rapid technological changes, changes in customer requirements, new emerging market segments and increased competition. Consequently, to compete effectively, the Company must make frequent new product introductions and enhancements and deploy sales and marketing resources to take advantage of new business opportunities. The ability of the Company to achieve and manage the expected growth of the business and to develop new products will depend on the Company's success in retaining its key personnel and adding new employees with appropriate skills at the right times. Failure to make timely product introductions and enhancements or to capitalize on new market opportunities as they emerge may adversely affect future operating results.

The Company's operations are also subject to certain other risks and uncertainties including, among others, the effectiveness of actual and potential competition, the success of the Company's relationships with its strategic partners and other distributors of the Company's products, and the risks associated with acquisitions and international expansion. The Company's business is seasonal. Typically, revenues in the first half of the fiscal year, particularly in the first quarter, are lower than total revenues in the second half of the fiscal year.

The Company has incurred cumulative losses of approximately $18,591,000 over the last three fiscal years and the accumulated deficit of the Company at January 31, 1996 was $36,446,000.

As explained in Note 5 to the Consolidated Financial Statements, the Company has significant net operating loss carryforwards ("NOL's") related to Excalibur and ConQuest of approximately $48,737,000 and $2,855,000, respectively. The deferred tax assets representing the benefits of the NOL's have been offset completely by a valuation allowance due to the Company's lack of an earnings history. The realization of the benefits of the NOL's is dependent on sufficient taxable income in future fiscal years. Lack of future earnings, or a change in the ownership of the Company, could adversely affect the Company's ability to utilize the NOL's. Further, because there was a change in the ownership of ConQuest during fiscal year 1996, the Company's ability to utilize the ConQuest NOL's may be limited. Despite the NOL carryforwards, the Company may have income tax liability in future years due to the application of the alternative minimum tax rules of the Internal Revenue Code.

The preparation of financial statements in conformity with generally accepted accepted principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company believes that inflation has not had a material effect on the results of its operations to date.

ADOPTION OF NEW ACCOUNTING STANDARDS

In October 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." It encourages, but does not require, companies to recognize compensation expense for grants of stock and stock options to employees based on new fair value accounting rules. Companies that choose not to adopt the new rules will continue to apply the existing accounting rules.
However, fair value accounting is required for transactions involving the issuance of stock options or other equity instruments to acquire goods or services from nonemployees. SFAS No. 123 will be effective for the Company's fiscal year 1997 consolidated financial statements. Currently, the Company does not expect to adopt the new fair value accounting rules of SFAS No. 123 for employee stock options.

However, SFAS No. 123 will require the Company, in its fiscal 1997 financial statements, to disclose pro forma net income/loss and earnings per share under the fair value accounting method for stock option grants that occurred subsequent to January 31, 1995. In addition, the Company will be required to expand its disclosure about plan terms, exercise prices and the assumptions used in measuring the fair value of stock-based grants. Although the Company has not performed the pro forma calculation required by SFAS No. 123 for fiscal year 1996, it expects that the pro forma results will be lower than the historical results reported herein.

In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The impact of adopting this statement is not expected to be material to the Company's results of operations or financial position.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements and supplementary data of the Company are submitted as a separate section of this Annual Report on Form 10-K.

ITEM 9.  CHANGES IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON ACCOUNTING
            AND FINANCIAL DISCLOSURE.

None

                                PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information on directors of the Company will be included under the heading "Election of Directors" of the Company's definitive Proxy Statement relating the Annual Meeting of Shareholders to be held on June 28, 1996 (the "Proxy Statement") which is incorporated herein by reference.

The directors of the Company are elected each year at the Annual Meeting of Shareholders to serve for the ensuing year until the next annual meeting and until their respective successors are elected and qualified. There are no family relationships between any of the executive officers of the Company. The following information indicates the position and age of the present members of the Board of Directors and the other executive officers at April 15, 1996 and their business experience.

Name                      Age             Position

Richard M. Crooks, Jr.    56              Chairman   of  the   Board  of
                                          Directors

Patrick C. Condo          39              President and Chief Executive Officer,
                                          Director

James H. Buchanan         40              Vice     President,      Chief
                                          Financial  Officer,  Secretary
                                          and Treasurer

Edwin R. Addison          39              Executive   Vice    President,
                                          Director

James W. Dowe, III        54              Chief Scientist, Director

Jay H. Diamond            44              Director

J. M. Kennedy             49              Director

W. Frank King III         56              Director

Philip J. O'Reilly        58              Director


Richard M. Crooks, Jr. has been Chairman of the Board of Directors and a Director of the Company since June 1990. Mr. Crooks has been President of RMC Consultants, a financial advisory services firm, since June 1990. Mr. Crooks is a director of and consultant to Allen & Company Incorporated ("Allen"), a privately held investment banking firm, which is the Company's principal shareholder. Mr. Crooks served as a Managing Director of Allen for more than five years prior to June 1990. Mr. Crooks is a director of IMRE Corporation, a biotechnology company engaged in developing, manufacturing and marketing products for the treatment of immune-related diseases and cancers.

Patrick C. Condo was named President and Chief Executive Officer in November 1995, and a Director in January 1996. Mr. Condo was President from May 1995 to November 1995. He became Executive Vice President in January 1995 after being the Director of Business Development since November 1992. From October 1987 to November 1992, Mr. Condo held several manager level positions for Digital Equipment Corporation's Image, Video and Voice Business Unit and Software Business Group in New Hampshire.

James H. Buchanan joined the Company as Chief Financial Officer in September 1995. Mr. Buchanan was elected Secretary and Treasurer of the Company on November 17, 1995. From March 1991 to August 1995, Mr. Buchanan was Vice President Controller and Treasurer of Legent Corporation, a software development company. Prior to that, he held several financial management positions with Norfolk Southern Corporation and PepsiCo. Mr. Buchanan is a certified public accountant.

Edwin R. Addison became the Executive Vice President and a Director of the Company in July 1995 in connection with the Company's acquisition of ConQuest Software, Inc., which Mr. Addison helped to found in 1989. Mr. Addison was the President of ConQuest. Prior to ConQuest, Mr. Addison was a Senior Associate at Booz Allen & Hamilton and a Senior Program Manager with Westinghouse Electric Corporation. He has served from time to time as a part-time graduate instructor in Computer Science and Electrical Engineering at the Johns Hopkins University in Baltimore, Maryland.

James W. Dowe III has been the Company's Chief Scientist since its formation in February 1980 and from February 1980 until June 1990, Chairman of the Board. He was also President and Chief Executive Officer from the date of the Company's formation until July 1984. Mr. Dowe is a consultant to the Company and is a frequent keynote speaker at industry events.

Jay H. Diamond has been a Director of the Company since February 1989. Mr. Diamond has been a partner in the law firm of Tenzer, Greenblatt, LLP since February 1996. Prior to that, he was a partner in the law firm of Holtzmann, Wise & Shepard, in New York, New York, where he had been in practice for more than five years.

J. M. Kennedy has been a Director of the Company since March 1992. He also held the position of Chief Executive Officer of the Company from January 1992 to November 1995, and he was President of the Company from May 1992 until May 1995. From January 1990 to January 1992, Mr. Kennedy was a partner in Geneva Group International, a management consulting and search firm specializing in emerging software companies. Prior to that, he held several sales, marketing and management positions with Cullinet Inc., Seagate Technology, GRID Systems and IBM.

W. Frank King III was elected a Director of the Company in June 1992. He is presently President and a Director of PSW Technologies, formerly Pencom
Software, a leading provider of technology and resources for open systems computing. From 1988 to November 1991, Dr. King was a Senior Vice President of Development of Lotus Development Corporation, a software company. Prior to joining Lotus, Dr. King held various positions with IBM over 17 years, the most recent as Vice President of Development in its Entry Systems Division. Dr. King is a director of Weitek Corporation, a semiconductor company, State of the Art, Inc., a developer of high-end microcomputer accounting software, SystemSoft Corporation, a software engineering company, and Auspex, Inc, a computer server manufacturer.

Philip J. O'Reilly has been a Director of the Company since April 1988. Mr. O'Reilly is a partner in the law firm of O'Reilly, Marsh, Kearney & Corteselli P.C., in Mineola, New York. Mr. O'Reilly has been in private practice for more than the past five years. Mr. O'Reilly is a director of IMRE Corporation, a biotechnology company engaged in developing, manufacturing and marketing products for the treatment of immune-related diseases and cancers.

ITEM 11. EXECUTIVE COMPENSATION.

Information  on  executive  compensation  will be  included  under  the  heading
"Executive   Compensation"  of  the  Proxy  Statement   incorporated  herein  by
reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information of beneficial ownership of the Company's voting securities by each director and all officers and directors as a group, and by any person known to beneficially own more than 5% of any class of voting security of the Company will be included under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information relating to certain relationships and related transactions will be included under the heading "Certain Relationships and Related Transactions" in the Proxy Statement incorporated herein by reference.

                                PART IV

ITEM 14. EXHIBITS,  FINANCIAL STATEMENT  SCHEDULES,  AND REPORTS ON FORM
8-K.

(A)   DOCUMENTS FILED AS PART OF FORM 10-K

      1. FINANCIAL STATEMENTS:

         The following financial statements of the Company are submitted in a separate section pursuant to the requirements of Form 10-K, Part I,
         Item 8 and Part IV, Items 14(a) and 14(d):

         Index to Consolidated Financial Statements
         Reports of Independent Public Accountants
         Consolidated Balance Sheets
         Consolidated Statements of Operations
         Consolidated Statements of Shareholders' Equity
         Consolidated Statements of Cash Flows
         Notes to Consolidated Financial Statements

      2. SCHEDULES SUPPORTING FINANCIAL STATEMENTS:

         The following schedule is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Company's financial statements:

         Schedule II, Valuation and Qualifying Accounts

         All other schedules are omitted because they are not required, inapplicable, or the information is otherwise shown in the financial statements or notes to the financial statements.

      3. EXHIBITS:

         EXHIBIT NUMBER AND DESCRIPTION

          2.01    Agreement  and  Plan  of  Merger   Between   Excalibur
                  Technologies Corporation, Excalibur Acquisition Corp. and ConQuest Software, Inc., dated July 5, 1995. (4)

          3.01    Certificate    of     Incorporation    of    Excalibur
                  Technologies Corporation. (2)

          3.02    Bylaws of Excalibur Technologies Corporation. (2)

         10.01    Savvy  Research  and  Development   Agreement  between
                  Excalibur   Technologies    Corporation   and   Nikkei
                  Information Systems, signed on May 25, 1989. (2)

         10.02 Savvy Programs Software Development and Marketing Agreement between Excalibur Technologies Corporation and Nikkei Information Systems, signed on May 25, 1989. (2)

         10.03 Producer Licensed, Digital Distributed Software Agreement, dated as of April 6, 1990, between Excalibur Technologies Corporation and Digital Equipment Corporation, as amended by First Amendment, dated December 26, 1990, and as modified by Amendment, dated December 31, 1991. (3)

         10.04 Consulting Agreement with James W. Dowe III, dated July 1, 1990. (2)

         10.05    Incentive Stock Option Plan, dated April 1989. (2)

         10.06    Agreement  and  Plan  of  Merger   Between   Excalibur
                  Technologies Corporation, Excalibur Acquisition Corp. and ConQuest Software, Inc., dated July 5, 1995. (4)

         10.07    Employment Agreement,  dated July 20, 1995, with Edwin
                  R. Addison.

         10.08    1995 Incentive Plan, dated November 1995. (5)

         10.09    ConQuest Incentive Stock Option Plan, dated August 19, 1993.

         10.10 Office Lease (10440 Little Patuxent Parkway, Suite 800, Columbia, MD), commencing January 1, 1996.

         10.11 Office Lease (1959 Palomar Oaks Way, Carlsbad, CA), commencing November 15, 1995.

         10.12 Office Lease (1921 Gallows Road, Vienna, VA), commencing in May 1996.

         22.01    Subsidiaries of Excalibur Technologies Corporation.

         23.01    Consent of Arthur  Andersen  LLP,  Independent  Public
                  Accountants.

         23.02    Consent   of   Price   Waterhouse   LLP,    Independent
                  Accountants.
- -----------------------

(1) Incorporated herein by reference to Form 10-K for the year ended January 31, 1990, filed May 1, 1990.

(2) Incorporated herein by reference to Form 10-K for the year ended January 31, 1991, filed April 22, 1991.

(3) Incorporated herein by reference to the Registration Statement on Form S-3 (Registration No. 33-44287) of the Company, effective February 18, 1992.

(4)   Incorporated herein by reference to Form 8-K, filed August 4, 1995.

(5) Incorporated herein by reference to the Proxy Statement for the 1995 Annual Meeting of Shareholders, dated October 16, 1995.

(B)   REPORTS ON FORM 8-K.

On March 25, 1996, the Company filed a report on Form 8-K announcing new customers and partners for its RetrievalWare searching and profiling software tools and its EFS turnkey document image management solution.

On November 22, 1995, the Company filed a Report on Form 8-K containing its unaudited results of operations for the seven month period ended August 31, 1995, which included thirty days of postmerger combined operations. The publication of these results satisfied the requirement of ASR No. 135 which prohibited sales of Excalibur shares by Excalibur affiliates prior to such publication. Excalibur completed its acquisition of ConQuest Software, Inc. on July 20, 1995.

On November 9, 1995, the Company filed an amendment to its Report on Form 8-K dated August 4, 1995, containing the audited financial statements and required pro forma financial information relating to the Company's acquisition of ConQuest Software, Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                          PAGE

Reports of Independent Public Accountants                            F-1

Consolidated Balance Sheets
      As of January 31, 1996 and 1995                                F-3

Consolidated Statements of Operations
      For the fiscal years ended January 31, 1996, 1995, and 1994    F-4

Consolidated Statements of Shareholders' Equity
      For the fiscal years ended January 31, 1996, 1995, and 1994    F-5

Consolidated Statements of Cash Flows
      For the fiscal years ended January 31, 1996, 1995, and 1994    F-6

Notes to Consolidated Financial Statements                           F-8

Schedule II - Valuation and Qualifying Accounts
      For the fiscal years ended January 31, 1996, 1995, and 1994    F-17

                                     - F1 -


                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Excalibur Technologies Corporation:

We have audited the accompanying consolidated balance sheets of Excalibur Technologies Corporation (a Delaware corporation) and subsidiaries as of January 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended January 31, 1996. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits. We did not audit the financial statements for the year ended December 31, 1993, of ConQuest Software, Inc., a company acquired during fiscal year 1996 in a transaction accounted for as a pooling of interests, as discussed in Note 1. Such statements are included in the consolidated financial statements of Excalibur Technologies Corporation and subsidiaries for the fiscal year ended January 31, 1994 and reflect total revenues of 13 percent and net loss of 20 percent of the related consolidated totals for that fiscal year. These statements were audited by other auditors whose report, dated April 15, 1994, has been furnished to us, and our opinion, insofar as it relates to amounts included for ConQuest Software, Inc., is based solely upon the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Excalibur Technologies Corporation and subsidiaries as of January 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1996, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                                  ARTHUR ANDERSEN LLP


Washington, D.C.,
March 22, 1996

                                     - F2 -


                   REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of ConQuest Software, Inc.


In our opinion, the statements of operations, of changes in stockholders' deficit and of cash flows of ConQuest Software, Inc. (not presented separately herein) present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 (not presented separately herein) to the financial statements, the Company has suffered recurring losses from operations, has a net capital deficiency and has current liabilities in excess of current assets that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


PRICE WATERHOUSE LLP


Washington, D.C.
April 15, 1994

                                     - F3 -

                      EXCALIBUR TECHNOLOGIES CORPORATION
                               AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share data)
                                                             January 31
                                                      ------------------------
                    ASSETS                               1996           1995
                                                      ---------      ---------
Current Assets:
   Cash and cash equivalents....................      $  2,903       $  2,645
   U.S. government securities, at cost..........        10,341          8,605
   Accounts receivable, net.....................         6,849          3,650
   Prepaid expenses and other ..................           675            484
                                                      ---------      ---------
        Total current assets....................        20,768         15,384

Equipment and Leasehold Improvements, net.......         1,943          2,523
Other Assets....................................           335             44
                                                      ---------      ---------
                                                      $ 23,046       $ 17,951
                                                      =========      =========

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable.............................      $  1,005       $    968
   Accrued expenses.............................         2,999          3,326
   Deferred revenues............................         2,759          3,018
   Deferred compensation........................         1,032          1,164
                                                      ---------      ---------
        Total current liabilities...............         7,795          8,476
                                                      ---------      ---------

Shareholders' Equity:
   5% Cumulative convertible preferred stock,
        $0.01 par value, preference in liquidation
        $10 per share, 1,000 shares authorized;
        27 shares issued and outstanding........           271            271
   Common stock, $0.01 par value, 20,000
         shares authorized; 11,953 and 11,231
         shares issued and outstanding..........           119            112
   Additional paid-in capital...................        51,272         44,523
   Deferred compensation........................             -            (38)
   Accumulated deficit .........................       (36,446)       (35,367)
   Cumulative translation adjustment............            35            (26)
                                                      ---------      ---------
        Total shareholders' equity..............        15,251          9,475
                                                      ---------      ---------
                                                      $ 23,046       $ 17,951
                                                      =========      =========

      The accompanying notes to the financial statements are an integral part of these consolidated balance sheets.

                                     - F4 -

                      EXCALIBUR TECHNOLOGIES CORPORATION
                               AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share data)
                                      For the Fiscal Years Ended January 31
                                     ----------------------------------------
                                      1996             1995           1994
                                      ----             ----           ----
Revenues:
   Software......................  $ 15,004        $ 10,133        $ 10,878
   Maintenance...................     3,671           2,505           1,407
                                   ---------       ---------       ---------
                                     18,675          12,638          12,285
                                   ---------       ---------       ---------
Expenses:
   Sales and marketing...........     8,791           9,399          10,124
   Research and product
   development...................     4,972           5,085           5,483
   General and
   administrative................     3,330           5,597           3,758
   Cost of software revenues.....     1,294           1,197           1,359
   Cost of maintenance revenues..       573             524             343
   Restructuring costs...........       653             776              -
   Merger costs..................       490              -               -
                                   ---------       ---------       ---------
                                     20,103          22,578          21,067
                                   ---------       ---------       ---------

Operating loss...................    (1,428)         (9,940)         (8,782)

Other income / (expenses):
   Interest income...............       601             431             485
   Interest expense..............       (57)            (87)            (22)
   Other income..................         -             208               -
                                   ---------       ---------       ---------

Net loss.........................      (884)         (9,388)         (8,319)

Dividends on preferred stock.....        14              14              14
                                   ---------       ---------       ---------

Net loss applicable to
     common stock................  $   (898)       $ (9,402)       $ (8,333)
                                   =========       =========       =========

Net loss per common share........  $  (0.08)       $  (0.85)       $  (0.79)
                                   =========       =========       =========
Weighted-average number of
   common shares outstanding.....    11,496          11,094          10,532
                                   =========       =========       =========

            The accompanying notes to the financial statements are an
                 integral part of these consolidated statements.

                                     - F5 -

                      EXCALIBUR TECHNOLOGIES CORPORATION
                               AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                (in thousands)


                         Preferred Stock   Common Stock    Add'l                          Cumulative
                         ---------------   ------------   Paid-in  Deferred  Accumulated  Translation
                           Shares     $    Shares    $    Capital    Comp.     Deficit     Adjust.     Total
Balance,                   ------  -----   -----   ----   --------  -------   ---------    ------     --------
January 31,1993 as
previously reported.......     27   $ 271   8,842   $ 88   $33,992   $    -    $(16,658)    $  10      $17,703
Adjustment for pooling
of interests (Note 1).....      -       -     894      9       414        -        (988)        -         (565)
                           ------   -----  ------   ----   --------  -------   ---------    ------     --------
Balance as restated.......     27   $ 271   9,736   $ 97   $34,406   $    -    $(17,646)    $  10      $17,138

Conversion of
notes payable.............      -       -      45      -       185        -          -          -          185
Issuance of common stock
upon exercise of options..      -       -     305      3     2,479        -          -          -        2,482
Sales of common stock.....      -       -     109      1       454        -          -          -          455
Compensation paid
in common stock...........      -       -      57      1       377        -          -          -          378
Issuance of common stock
for fixed assets..........      -       -      21      -        48        -          -          -           48
Translation
adjustment................      -       -       -      -         -        -          -         (4)          (4)
Net loss..................      -       -       -      -         -        -      (8,319)        -       (8,319)
                           ------   -----  ------   ----   --------  -------   ---------    ------     --------
Balance, January 31, 1994      27   $ 271  10,273   $102   $37,949   $    -    $(25,965)    $   6      $12,363

Conversion of
notes payable.............      -       -       7      -        29        -          -          -           29
Sales of common stock,
net of offering costs.....      -       -     735      7     5,328        -          -          -        5,335
Compensation paid
in common stock...........      -       -     156      2       848        -          -          -          850
Issuance of common stock
upon exercise of options..      -       -      76      1       463      (78)         -          -          386
Issuance of common stock
for antidilution
protection in agreement...      -       -       6      -         -        -          -          -            -
Treasury stock purchase...      -       -     (22)     -       (94)       -          -          -          (94)
Amortization of deferred
compensation..............      -       -       -      -         -       40          -          -           40
Accrued dividends paid....      -       -       -      -         -        -         (14)        -          (14)
Translation adjustment....      -       -       -      -         -        -          -        (32)         (32)
Net loss..................      -       -       -      -         -        -      (9,388)        -       (9,388)
                           ------   -----  ------   ----   --------  -------   ---------    ------     --------
Balance,January 31, 1995..     27    $271  11,231   $112   $44,523   $  (38)   $(35,367)    $ (26)     $ 9,475

Issuance of common stock
upon exercise of options..      -       -     714      7     6,726        -          -          -        6,733
Issuance of common stock
for services..............      -       -       8      -        36        -          -          -           36
Amortization of deferred
compensation..............      -       -       -      -       (13)      38          -          -           25
Accrued dividends paid....      -       -       -      -         -        -         (14)        -          (14)
Translation adjustment....      -       -       -      -         -        -          -         61           61
Adjustment for change in
ConQuest fiscal year......      -       -       -      -         -        -        (181)        -         (181)
Net loss..................      -       -       -      -         -        -        (884)        -         (884)
                           ------   -----  ------   ----   --------  -------   ---------    ------     --------
Balance,January 31, 1996..     27   $ 271  11,953   $119   $51,272        -    $(36,446)    $  35      $15,251
                           ======   =====  ======   ====   ========  =======   =========    ======     ========


       The accompanying notes to the financial statements are an integral part of these consolidated statements.

                                     - F6 -


                      EXCALIBUR TECHNOLOGIES CORPORATION
                               AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                  For the Fiscal Years Ended
                                                          January 31
                                               ---------------------------------
                                                  1996        1995        1994
                                               ---------   ---------   ---------
Cash Flows from Operating Activities:
Net loss ...................................   $   (884)   $ (9,388)   $ (8,319)
Adjustments to reconcile net loss to
      net
cash used in operating activities:
   Depreciation and amortization ...........      1,048       1,084       1,173
   Loss on disposal of assets ..............         66         450           4
   Compensation paid in common stock .......         36         850         378
   Amortization of deferred compensation ...         25          40           -
Changes in operating assets and liabilities:
   Accounts receivable, net ................     (3,289)       (266)     (1,065)
   Prepaid expenses and other ..............       (476)        131         111
   Accounts payable and accrued expenses ...         47       1,196          50
   Deferred revenues .......................       (244)      1,179       1,193
   Deferred compensation ...................        (88)        255         412
Adjustment for change in fiscal year of
ConQuest ...................................       (181)          -           -
                                               ---------   ---------   ---------
   Net cash used in operating activities ...     (3,940)     (4,469)     (6,063)
                                               ---------   ---------   ---------

Cash Flows from Investing Activities:
   Purchase of investments .................    (12,023)     (8,903)    (12,285)
   Proceeds from maturities of
   investments .............................     10,287       9,649      15,764
   Purchases of equipment and leasehold
   improvements ............................       (567)       (695)     (1,202)
   Proceeds from disposal of assets ........         26          42          14
                                               ---------   ---------   ---------
   Net cash (used in) provided by
   investing activities ....................     (2,277)         93       2,291
                                               ---------   ---------   ---------

Cash Flows from Financing Activities:
   Proceeds from notes payable .............        238         189         252
   Proceeds from the issuance
   of common stock .........................      6,688       5,678       2,877
   Dividends paid ..........................        (14)        (14)          -
   Repayment of notes payable ..............       (549)        (48)          -
                                               ---------   ---------   ---------
   Net cash provided by financing
   activities ..............................      6,363       5,805       3,129
                                               ---------   ---------   ---------
The Effect of Exchange Rate Changes on
Cash .......................................        112         (64)         (5)
                                               ---------   ---------   ---------
Net Increase (Decrease) in Cash and
Cash Equivalents ...........................        258       1,365        (648)

Cash and Cash Equivalents, beginning of
period .....................................      2,645       1,280       1,928
                                               --------    --------    --------
Cash and Cash Equivalents, end of period ...   $  2,903    $  2,645    $  1,280
                                               ========    ========    ========


            The accompanying notes to the financial statements are an
                 integral part of these consolidated statements.

                                     - F7 -


                      EXCALIBUR TECHNOLOGIES CORPORATION
                               AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (continued, in thousands)

                                                     For the Fiscal Years Ended
                                                              January 31
                                                   -----------------------------
                                                        1996     1995      1994
                                                       ------   ------   -------

Supplemental Disclosures of Cash Flow
Information:
   Cash paid for interest ........................     $  61     $   8     $  13
                                                       =====     =====     =====

Supplemental Disclosures of Noncash
Investing and Financing Activities:
   Purchase of treasury stock with note payable...     $   -     $  94     $   -
                                                       =====     =====     =====
   Stock options exercised under deferred
   compensation arrangements......................     $  45     $  43     $  60
                                                       =====     =====     =====
   Conversion of notes payable into common stock..     $   -     $  29     $ 185
                                                       =====     =====     =====
   Issuance of notes in relation to severance
   agreements.....................................     $   -     $  89     $   -
                                                       =====     =====     =====
   Issuance of common stock for fixed assets......     $   -     $   -     $  48
                                                       =====     =====     =====


            The accompanying notes to the financial statements are an
                 integral part of these consolidated statements.


                                     - F8 -



                      EXCALIBUR TECHNOLOGIES CORPORATION
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)    THE COMPANY

OPERATIONS AND ORGANIZATION

The Company designs, develops, markets and supports computer software products used for the document imaging and multimedia information retrieval marketplaces. The Company also offers consulting, training, maintenance and systems integration services in support of its customers' use of its software products. In addition, the Company performs research and development under contract and licenses proprietary software products for use in compound-document, digital library, positive identification, and on-line services and information retrieval systems. Distribution of the Company's products occurs through value added resellers, system integrators, original equipment manufacturers, other distributors and a direct sales force to North American and international customers including commercial firms in various industries and government agencies.

The Company has incurred cumulative losses of approximately $18.6 million over the last three fiscal years and the accumulated deficit of the Company at January 31, 1996 was $36,446,000. The Company's operations are subject to certain risks and uncertainties including, among others, actual and potential competition by entities with greater financial resources, experience and market presence than the Company; the success of the Company's product marketing and product distribution strategies; risks associated with acquisitions and international expansion; the need to manage growth and certain technology risks.

The consolidated financial statements include the accounts of Excalibur Technologies Corporation ("Excalibur"); its wholly-owned subsidiary, Excalibur Technologies International, Ltd. ("ETIL"); and the acquired company, ConQuest Software, Inc. ("ConQuest"). These entities are collectively referred to hereinafter as the "Company." All significant intercompany transactions and accounts have been eliminated. Certain amounts presented in the prior years' financial statements have been reclassified to conform with the fiscal 1996 presentation.

ACQUISITION OF CONQUEST SOFTWARE, INC.

In July 1995, the Company acquired ConQuest, a private company located in Columbia, Maryland, engaged in the business of providing natural language text management software tools. The former shareholders of ConQuest received approximately 1,427,000 shares of common stock of Excalibur in exchange for all of the common stock of ConQuest. Outstanding options to purchase common stock of ConQuest were converted into options to purchase approximately 572,000 shares of Excalibur common stock. The acquisition was accounted for as a pooling of interests and, as such, the accompanying consolidated financial statements reflect the combined results of the pooled businesses for the respective periods presented. The Company recorded a charge of approximately $490,000 for the estimated transaction costs to complete the merger between Excalibur and ConQuest. The costs included legal, accounting and other professional fees of $363,000 and other costs of $127,000. These costs were paid by January 31, 1996.

                                     - F9 -

Separate results of Excalibur and ConQuest for the periods preceding the acquisition are as follows (in thousands):


                                     Fiscal quarter         Fiscal years
                                         ended            ended January 31
                                     April 30, 1995      1995          1994
Revenues:                              ----------     ----------    ----------
   Excalibur, previously reported ...  $   2,801      $  10,841     $  10,665
   ConQuest..........................        840          1,797         1,620
                                       ----------     ----------    ----------
Total, as restated...................  $   3,641      $  12,638     $  12,285
                                       ==========     ==========    ==========

Net Loss:
   Excalibur, previously reported ...  $   (466)      $  (6,926)    $  (6,641)
   ConQuest..........................      (137)         (2,462)       (1,678)
                                       ----------     ----------    ----------
Total, as restated...................  $   (603)      $  (9,388)    $  (8,319)
                                       ==========     ==========    ==========

Prior to its acquisition by Excalibur, ConQuest reported operating results on a calendar year basis. ConQuest's separate results for prior years have not been restated to conform to the fiscal year of Excalibur. Therefore, the Company's consolidated balance sheet at January 31, 1995 combines the consolidated balance sheet of Excalibur and ETIL as of January 31, 1995 and the balance sheet of ConQuest as of December 31, 1994. Further, ConQuest's separate results of operations for the month ended January 31, 1995 are not reflected in the consolidated statement of operations for the current fiscal year. The revenues, operating loss and net loss of ConQuest for the month ended January 31, 1995 were $138,000, $177,000 and $181,000, respectively. The results of operations contained in these consolidated financial statements for the fiscal years ended January 31, 1995 and 1994 combine those of Excalibur for the periods, as previously reported, with those of ConQuest for the calendar years ended December 31, 1994 and 1993, respectively.


(2)    SIGNIFICANT ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                    - F10 -

REVENUE RECOGNITION

Revenues from the sale of computer software licenses are recognized upon shipment of product provided that no significant vendor obligations remain and that collection of the resulting receivable is considered probable. Revenues related to agreements with customers that contain future performance requirements are recognized in accordance with such performance requirements. Revenues related to customer support agreements are deferred and recognized ratably over the term of the respective agreements, usually one year. Maintenance revenues that are bundled with initial licensing fees are deferred and recognized over the term of the related maintenance periods, typically 90 days.

RESEARCH AND DEVELOPMENT COSTS

No product development costs were capitalized, and there were no capitalized costs not yet amortized, during the fiscal years ended January 31, 1996, 1995 and 1994.

CASH AND CASH EQUIVALENTS

For purposes of the balance sheets and statements of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. U.S. government securities are considered investments and are excluded from cash equivalents regardless of their maturities. Cash equivalents consist of funds deposited in money market accounts. Consequently, the carrying amount of cash and cash equivalents approximates fair value.

MARKETABLE SECURITIES

Under the Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting For Certain Investments in Debt and Equity Securities," that was adopted February 1, 1994, the Company classifies its marketable securities as held-to-maturity securities. Accordingly, marketable securities, consisting entirely of U.S. government securities, are carried at cost, adjusted for premium and discount amortization. At January 31, 1996 and 1995, the aggregate fair value of the securities based upon quoted market prices was $10,345,000 and $8,583,000, respectively. The Company's adoption of SFAS No. 115 did not have an impact on the Company's consolidated financial statements as marketable securities previously were carried at cost.

INCOME TAXES

Deferred taxes are provided utilizing the liability method as prescribed by SFAS No. 109, "Accounting for Income Taxes," whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

                                     - F11 -

DEPRECIATION AND AMORTIZATION

Depreciation of office furniture and equipment is provided over the estimated useful lives of the assets on a straight-line basis. Lives range from three to ten years. Amortization of leasehold improvements is provided on a straight-line basis over the term of the applicable lease. Accumulated depreciation and amortization of office furniture and equipment and leasehold improvements as of January 31, 1996 and 1995 was approximately $2,838,000 and $1,912,000, respectively.

NET LOSS PER COMMON SHARE

Net loss per common share is calculated based on the weighted-average number of common shares outstanding during each period, after deducting the dividends on preferred stock (see Note 3). Common stock equivalents (stock options, warrants and cumulative convertible preferred stock) were excluded from the net loss per share computations for all periods presented herein because of their anti-dilutive effect.

TRANSLATION OF FOREIGN FINANCIAL STATEMENTS

Assets and liabilities of foreign operations are translated at the year-end rate of exchange. Statements of operations are translated at the average rates of exchange during the year. Gains or losses from translating foreign currency financial statements are accumulated in a separate component of shareholders' equity.

CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, marketable securities, and accounts receivable. The Company's investment policy limits its exposure to concentrations of credit risk. The Company sells its products primarily to U.S. government agencies and to major corporations, including value-added resellers that serve a wide variety of U.S. and foreign markets. The Company extends credit to its corporate customers based on an evaluation of the customer's financial condition, generally without requiring a deposit or collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. The allowance for doubtful accounts was $375,000 and $374,000, respectively, at January 31, 1996 and 1995.

ACCOUNTING PRONOUNCEMENTS

In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of," that will be effective for the Company's fiscal year 1997 consolidated financial statements. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The impact of adopting this statement is not expected to be material to the Company's results of operations or financial position.

                                    - F12 -

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." Effective with the Company's fiscal year 1997 consolidated financial statements, this statement will require new disclosures about certain employee stock options based on their fair value at the date of grant. Companies may also base the recognition of compensation cost for new and modified options on these fair values. Currently, the Company plans to continue to apply existing accounting rules for stock-based compensation pertaining to employees as allowed under SFAS No. 123. However, fair value accounting will be required for transactions involving the issuance of stock options or other equity instruments to acquire goods or services from nonemployees.


(3)    CAPITALIZATION

STOCK OFFERINGS

On March 8, 1996, the Company completed a private placement of 350,000 shares of the Company's common stock at an offering price of $25.00 per share, resulting in net proceeds of approximately $8,388,000. Allen & Company Incorporated ("Allen"), a shareholder of the Company, acted as the placement agency in this transaction and received a fee of approximately $350,000.

On April 25, 1994, the Company completed a private placement of 625,000 shares of the Company's common stock to an unaffiliated institutional investor, at an offering price of $8.00 per share, resulting in net proceeds of approximately $4,800,000 to the Company. Allen acted as the placement agency in this transaction and received a fee of $200,000.

CUMULATIVE CONVERTIBLE PREFERRED STOCK

The cumulative convertible preferred stock is convertible into common stock at the rate of 10 shares of common stock per share of cumulative convertible preferred stock. Holders of the cumulative convertible preferred stock are entitled to receive cumulative dividends of $0.50 per share per annum, payable annually on April 1 if declared by the Board of Directors, in cash or shares of common stock (to be determined by the Board of Directors) valued at the lower of $1.00 per share or the market price on the date of declaration. The amount of accumulated dividends which have not been declared or accrued at January 31, 1996 is approximately $14,000.

In the event of voluntary liquidation, dissolution or winding-up of the Company or upon any distribution of assets, whether voluntary or involuntary, holders of the convertible preferred stock would have a liquidation preference of $10 per share, plus accrued and unpaid dividends.

                                    - F13 -

(4)    EMPLOYEE BENEFIT PLANS

STOCK OPTIONS

The Company has an Incentive Stock Option Plan (the "Plan"), to attract, retain and reward key employees of the Company by offering such key employees performance-based stock incentives and/or other equity interest or equity-based incentives in the Company, as well as performance-based incentives payable in cash. The Plan is administered by a Committee appointed by the Board of Directors, which has the authority, among other things, to determine which officers, directors and key employees are eligible for awards under the Plan, the type and amount of incentives to be awarded, and the restrictions and terms of such incentives. In June 1993, the Company's shareholders approved an increase in the number of shares reserved for issuance under the Plan from 1,600,000 to 2,450,000. At January 31, 1996, 455,563 shares remain available for issuance under the Plan.

The Plan provides for the issuance of qualified and non-qualified stock options. Qualified Incentive Stock Options are granted at an exercise price equal to the fair market value of the common stock, calculated as an average of the closing price on the ten trading days prior to the date of grant, have ten-year terms, and vest over four-year periods. Non-qualified options are granted at an exercise price at or below the fair market value of the common stock at the date of grant and may be immediately exercisable. The Company records compensation expense equal to the difference between the fair market value of the stock at the date of grant and the exercise price, over the vesting period.

The Plan also provides that optionees may be granted stock  appreciation  rights
(SARs) at the discretion of the Board of Directors. To date, no SARs have been granted. The vesting schedule of outstanding options, and SARs outstanding for at least six months, would accelerate under the Plan in the event of the occurrence of certain events constituting a change in control of the Company. In addition to the options awarded under the Plan, the Directors award and authorize additional options as they deem appropriate. During fiscal year 1996, no stock options were granted outside the Plan.

                                    - F14 -

The following table summarizes the Company's stock option activity:

                                         Number        Price Range Per Share
                                         ------        ---------------------
        Balance, January 31, 1993       2,044,705         $  .35 - 17.02
        Granted                           324,000          11.64 - 15.33
        Exercised                        (290,705)           .35 - 10.00
        Canceled                          (96,100)          7.36 - 16.91
                                         ---------

        Balance, January 31, 1994       1,981,900           1.00 - 17.02
        Granted                           145,000           6.34 - 11.60
        Exercised                         (55,000)          6.25 -  6.25
        Canceled                         (228,450)          8.47 - 16.64
                                        ----------

        Balance, January 31, 1995       1,843,450           1.00 - 17.02
        Granted                           588,000           7.44 - 26.21
        Exercised                        (702,661)          1.00 - 16.91
        Canceled                         (183,963)          7.44 - 16.64
                                        ----------
        Balance, January 31, 1996       1,544,826         $ 6.34 - 26.21
                                        ==========

At January 31, 1996, options to purchase a total of 933,189 shares were immediately exercisable at prices ranging from $6.34 to $20.56 per share.

The Company also adopted the 1995 Incentive Plan (the "1995 Plan") in November 1995, under which Excalibur employees formerly employed by ConQuest were granted incentive stock options to purchase 324,150 restricted shares of Excalibur common stock at an exercise price of $15.23 per share; of these, 13,400 were canceled during fiscal 1996. The 1995 Plan authorizes the granting of options to purchase up to 400,000 shares of the Company's common stock. The terms of the 1995 Plan are identical to the terms of the Plan described above, except that the 1995 Plan does not provide for the award of stock appreciation rights. At January 31, 1996, options to purchase 38,844 shares were exercisable under the 1995 Plan.

Pursuant to the merger with ConQuest, outstanding options to purchase common stock of ConQuest were converted into options to purchase 572,481 restricted shares of Excalibur common stock. The ConQuest Stock Option Plan (the "ConQuest Plan") was adopted in 1991 and provided for the issuance of qualified and nonqualified stock options.

                                    - F15 -

The following table summarizes the activity under the ConQuest Plan, as converted to Excalibur shares:

                                         Number        Price Range Per Share
                                         ------        ---------------------
        Balance, January 31, 1993       523,598        $  1.04 - 4.14
        Granted                          98,597           4.14 - 4.14
        Exercised                             -                -
        Canceled                              -                -
                                         ------

        Balance, January 31, 1994       622,195           1.04 - 4.14
        Granted                          55,278           2.07 - 4.14
        Exercised                       (37,930)          1.04 - 3.11
        Canceled                        (67,062)          1.04 - 4.14
                                        --------

        Balance, January 31, 1995       572,481           1.04 - 4.14
        Granted                               -                -
        Exercised                       (11,944)          4.14 - 4.14
        Canceled                              -                -
                                         ------

        Balance, January 31, 1996       560,537        $  1.04 - 4.14
                                        =======

At January 31, 1996, all of the outstanding options to purchase Excalibur shares under the ConQuest Plan were exercisable.

DEFERRED COMPENSATION

ConQuest entered into arrangements with certain of its officers, employees and independent consultants to defer a portion of their compensation. Deferred compensation to employees is restricted for use in the exercise of stock options. However, if the employees' options have expired because the term has lapsed or because employment has been terminated, the employee may request cash redemption one year after expiration, with 90 days notice. During fiscal years 1996, 1995 and 1994, deferred compensation of $45,000, $43,000 and $60,000, respectively, was settled through the exercise of options to purchase stock. Pursuant to the merger with ConQuest, deferred compensation of $88,000 was paid in cash. Effective January 1, 1993, ConQuest revised the deferred compensation arrangements and discontinued the accrual of interest on deferred compensation balances for employees only. Interest continues to accrue on deferred compensation payable to independent consultants. Accrued interest, which is included in the deferred compensation balances, totaled $60,000 and $67,000, respectively at January 31, 1996 and 1995.

EMPLOYEE SAVINGS PLANS

The Company has an employee savings plan which qualifies under Section 401(k) of the Internal Revenue Code (the "Code"). Under the plan, participating U.S. employees may defer up to 20 percent of their pre-tax salary, but not more than statutory limits. During fiscal year 1996, the Company made a discretionary contribution of $3,000 to the savings plan.

                                    - F16 -

Effective January 1, 1994, ConQuest established an employee contribution plan intended to be a qualified plan under Section 401 (k) of the Code. Each participant may elect pre-tax salary deferrals, up to the maximum percentage allowable by the plan and under the Code. Matching contributions are discretionary and none were made through the end of fiscal 1996.


(5)   INCOME TAXES

Since the Company incurred pretax losses for the fiscal year periods presented herein, there are no income taxes provided in the accompanying statements of operations. Though management believes that future net operating income and taxable income of the Company may be sufficient to realize the benefits of the Company's net operating loss carryforwards and to utilize the associated deferred tax asset, a valuation allowance has been recorded to offset completely the carrying value of such deferred tax asset due to the Company's lack of prior earnings and the size of the accumulated deficit.

As of January 31, 1996, the Company had net operating loss carryforwards of approximately $48,737,000 that expire at various dates beginning in fiscal year 1997 through fiscal year 2011. Realization of the benefits of the net operating loss carryforwards may be limited in the event of future changes in the ownership of the Company. At the same date, the Company also had net operating loss carryforwards relating to ConQuest of approximately $2,855,000. Because there was a change in ownership of ConQuest, as defined by the Code, during fiscal year 1996, the Company's future realization of the benefits of these net operating loss carryforwards, that begin to expire in fiscal year 2009, also may be limited. Despite the NOL carryfowards, the Company may have income tax liability in future years due to the application of the alternative minimum tax rules of the Code.


(6)   COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

The Company conducts its operations using leased office facilities. The leases terminate at various dates through fiscal year 2002. The Company also has operating leases for automobiles at its foreign subsidiary which are included in the figures below. Future minimum rental payments under noncancelable operating leases as of January 31, 1996, net of sublease payments, are as follows (in thousands):

                   Year Ending
                   January 31
                   1997                         $    1,154
                   1998                                996
                   1999                                936
                   2000                                849
                   2001                                714
                   2002                                480
                                                ===========
                                                $    5,129
                                                ===========

                                    - F17 -

Total rental expense under operating leases, net of sublease income, was approximately $870,000, $873,000, and $877,000 in the fiscal years 1996, 1995 and 1994, respectively. In fiscal year 1995, other income included approximately $208,000 that ConQuest received from its former landlord as incentive for ConQuest to terminate its lease for office space.

EMPLOYMENT AGREEMENTS

In connection with the merger with ConQuest, the Company entered into employment agreements with four former officers of ConQuest. The employement agreements, which expire in July 1997, provide for aggregate minimum annual salary compensation of $548,000 plus incentive compensation.


(7)    RESTRUCTURING COSTS

In the fourth quarter of fiscal year 1996, the Company completed an assessment of its personnel and facilities requirements and finalized a corporate restructuring and relocation plan. This plan included the relocation of the Company's corporate headquarters from San Diego, California to McLean, Virginia and the consolidation of the product development and related customer support teams into two facilities. The relocation was made to move corporate management closer to the Company's major domestic and European customers and to better organize the technical staff to support major product development initiatives. Consequently, the Company recorded a restructuring charge of $653,000 in the fourth quarter of the current fiscal year. This charge consisted of severance payments to terminated employees, including a balance payable to the Company's former Chief Executive Officer under an employment agreement, and lease abandonment costs. A substantial amount of the balance accrued at January 31, 1996 should be paid during fiscal year 1997.

During fiscal year 1995, the Company recorded a charge of $312,000 for a corporate restructuring that included the consolidation of a remote development facility. Additionally, the Company reviewed its computer equipment requirements, and consistent with its strategic direction, recorded a $464,000 charge for equipment no longer meeting the requirements of its current product development.

                                    - F18 -


(8)    OPERATIONS BY GEOGRAPHIC AREA

The major portion of the international sales of the Company for the past three years were made by the Company's foreign subsidiary, ETIL, which was established in the United Kingdom during fiscal year 1993. The following table presents information about the Company's operations by geographical area (in thousands):

                                          Fiscal Years Ended January 31
                                      --------------------------------------
                                           1996        1995        1994
                                           ----        ----        ----
Sales to unaffiliated customers:
  North American operations             $15,124     $10,416     $10,867
  ETIL                                    3,551       2,222       1,418
                                          -----       -----       -----
                                        $18,675     $12,638     $12,285
                                        =======     =======     =======

Net loss:
  North American operations            $   (597)    $(9,069)    $(7,899)
  ETIL                                     (287)       (319)       (420)
                                           -----       -----       -----
                                       $   (884)    $(9,388)    $(8,319)
                                       =========    ========    ========

Identifiable assets:
  North American operations             $20,528     $16,324     $16,970
  ETIL                                    2,518       1,627       1,045
                                          -----       -----       -----
                                        $23,046     $17,951     $18,015
                                        =======     =======     =======

                                    - F19 -

(9)    OTHER FINANCIAL DATA

a) Equipment and leasehold improvements at January 31 consist of the following (in thousands):

                                      1996                      1995
                                      ----                      ----

Computer equipment                  $4,061                    $3,664
Office furniture                       631                       615
Leasehold improvements                  89                       156
                                   -------                    ------
                                     4,781                     4,435

Less           accumulated           2,838                     1,912
                                     -----                     -----
depreciation
                                    $1,943                    $2,523
                                    ======                    ======

b)  Accrued   liabilities  at  January  31  consist  of  the  following  (  in thousands):

                                      1996                      1995
                                      ----                      ----
Accrued salaries, bonuses
 and commissions                    $1,413                     1,331
Taxes payable                          655                       308
Accrued      restructuring             473                       130
costs
Accrued legal costs                     15                       716
Other                                  443                       841
                                       ---                       ---
                                    $2,999                    $3,326
                                    ======                    ======

c) The Company paid legal fees and expenses totaling approximately $361,000, $487,000 and $60,000, respectively, in fiscal 1996, 1995 and 1994 to a law firm in which a director of the Company is a partner.

d) Revenues  derived from  contracts  and orders  issued by agencies of the U.S.
government   were   approximately   $4,255,000,   $3,668,000   and   $3,578,000,
respectively, in the fiscal years ended January 31, 1996, 1995 and 1994. These revenues, expressed as a percentage of total revenues for the fiscal year, were approximately 23%, 29% and 29%, respectively. The Company has distribution and cooperative marketing arrangements with International Business Machines Corporation (IBM). Under these agreements, the Company recognized revenues of approximately $1,538,000, or 12% of total revenues, in the fiscal year ended January 31, 1995. Revenues related to these agreements were less than 10% of total revenues in fiscal years 1996 and 1994.

                                    - F20 -


                                 SCHEDULE II



                      EXCALIBUR TECHNOLOGIES CORPORATION
                               AND SUBSIDIARIES
                      VALUATION AND QUALIFYING ACCOUNTS

            FOR FISCAL YEARS ENDED JANUARY 31, 1996, 1995 AND 1994

                                                          Translation
                        Balance at  Additions  Deductions  Adjustment  Balance
                        Beginning    Charged     From        During    at End
Description              of Year   to Expense  Reserves    the Period  of Year
- -----------             --------   ---------- ----------   ----------  -------
1996
- ----
Deducted from accounts
   receivable: For
   doubtful accounts    $374,000   $ 91,000   $96,000 (a)   $  6,000   $375,000

1995
- ----
Deducted from accounts
   receivable: For
   doubtful accounts    $100,000   $361,000   $87,000 (a)   $     -    $374,000

1994
- ----
Deducted from accounts
   receivable: For
   doubtful accounts    $100,000   $     -    $    -        $     -    $100,000

Note (a) - Uncollected receivables written off, net of recoveries.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 EXCALIBUR TECHNOLOGIES CORPORATION


                                 By: /s/Patrick C. Condo
                                 ------------------------
                                     Patrick C. Condo
                                     President and Chief Executive Officer

Date:  April 26, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



         Signature                     Title                       Date
         ---------                     -----                       ----

/s/Patrick C. Condo
- ----------------------      President, Chief Executive
Patrick C. Condo            Officer and Director
                            (Principal Executive Officer)       April 26, 1996

/s/Richard M. Crooks, Jr.
- ----------------------      Chairman of the Board of
Richard M. Crooks, Jr.      Directors                           April 26, 1996



/s/James H. Buchanan        Chief Financial Officer
- ----------------------      Secretary and Treasurer
James H. Buchanan           (Principal Financial Officer
                            and Principal Accounting Officer)   April 26, 1996



- ----------------------      Chief Scientist and Director
James W. Dowe III


/s/Edwin R. Addison
- ----------------------      Director                            April 26, 1996
Edwin R. Addison




/s/Jay H. Diamond
- ----------------------      Director                            April 26, 1996
Jay H. Diamond


/s/J.M. Kennedy
- ----------------------      Director                            April 26, 1996
J.M. Kennedy


/s/W. Frank King III
- ----------------------      Director                            April 26, 1996
W. Frank King III


/S/Philip J. O'Reilly
- ----------------------      Director                            April 26, 1996
Philip J. O'Reilly