Form 10-K/A
period 1996-01-31
EXCALIBUR TECHNOLOGIES CORP
filed 1996-06-13
CIK 316222

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549

                                       FORM 10-K/A


[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

      For the Fiscal Year Ended   January 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from                 to

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

           Registrant's telephone number, including area code: (703) 761-3700

               Securities registered pursuant to Section 12(b) of the Act
                                          None

               Securities registered pursuant to Section 12(g) of the Act
                                      Common Stock
                                    (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes   X       No  ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $228,840,167 as of April 19, 1996.

The number of shares of Common Stock, $.01 par value, outstanding as of April 19, 1996 was 12,333,417.

ITEM 10.  Directors and Executive Officers of the Registrant.


      The Board of Directors held 7 meetings during the fiscal year ended January 31, 1996; the Committees of the Board of Directors held 20 meetings. The average attendance in the aggregate of the total number of meetings of the Board and the total number of Committee meetings was 96%. Each director attended more than 75% of the meetings of the Board of Directors.

     The Board of Directors has established a number of Committees, including the Audit Committee, the Compensation Committee and the Stock Option Plan Administration Committee. The Audit Committee, comprising three directors (Mr. Diamond, Chairman, Dr. King and Mr. O'Reilly) meets with the Company's management, including its Chief Financial Officer and its independent accountants several times a year to discuss internal controls and accounting matters, the Company's financial statements, and the scope and results of the auditing programs of the independent accountants. The Audit Committee met six times during fiscal 1996. The Compensation Committee, comprising three directors (Mr. Diamond, Chairman, Dr. King and Mr. O'Reilly) administers management compensation and makes recommendations in that regard to the Board. The Compensation Committee met two times during fiscal 1996. The Stock Option Plan Administration Committee comprising two directors (Mr. Diamond and Mr. O'Reilly) administers the Company's Stock Option Plan. The Stock Option Plan Administration Committee met 12 times during fiscal 1996.

      Each non-employee director, who is not an officer of the Company, is paid $5,000 for each meeting of the Board or its Committees they attend, in person or by telephone, up to a maximum of $20,000 per fiscal year. Mr. Crooks and Mr. Diamond are not paid the foregoing fees. All directors are reimbursed for their expenses in attending meetings of the Board or of its Committees. Each non-employee director receives options to purchase 25,000 shares of common stock of Excalibur upon joining the Board and additional options to purchase 25,000 shares of common stock of Excalibur after each subsequent five year period of service as a member of the Board. The Chairman is granted additional options to purchase 25,000 shares of common stock of Excalibur upon being elected Chairman and after each subsequent five year period of service.

Item 11.  Executive Compensation.

Summary Compensation Table

      The following table is the compensation paid by the Company for each of the three years in the period ended January 31, 1996 to the Chief Executive Officer and each of the other four most highly compensated current executive officers of the Company whose compensation exceeded $100,000:

                                                                      Long Term Compensation
                                                                      ----------------------
                        Annual Compensation                              Awards             Payouts
                        -------------------                              ------             -------
                                                         Other               Securities           All
                                                         Annual  Restricted  Under-               Other
                                                         Compen-   Stock     lying      LTIP      Compen-
Name and Principal          Fiscal                       sation    Award     Option/   Payouts    sation
Position                     Year  Salary($)  Bonus($)     ($)      ($)      SARs(#)     ($)       ($)
- ------------------           ----  ---------  --------    -----    -----     -------   ------    -----------
Patrick C. Condo             1996   146,833    46,128      --        --      200,000     --      131,862 (1)
Chief Executive              1995    94,633    73,856      --        --       75,000     --         --
 Officer and                 1994    73,333    30,668      --        --       15,000     --         --
 President

Edwin R. Addison (2)         1996    87,500    78,250      --        --       40,000     --         --
Executive Vice
 President

James H. Buchanan (3)        1996    51,705      --        --        --      100,000     --       50,000 (9)
Vice President, Chief
 Financial Officer,
 Secretary and
 Treasurer

James W. Dowe III            1996   125,000      --        --        --         --       --         --
Chief Scientist              1995   125,000      --        --        --         --       --         --
                             1994   125,000      --        --        --         --       --         --

J. M. Kennedy (4)            1996   200,000    33,000      --        --         --       --        4,923 (6)
                             1995   225,000    20,000      --        --         --       --      124,178 (7)
                             1994   250,000   145,000      --        --         --       --       86,547 (8)

David Lambert (5)            1996    64,787    63,000      --        --       50,000     --       10,000 (9)
                             1995   125,000    41,875      --        --         --       --       24,000 (9)
                             1994   125,000    43,240      --        --       95,000     --       16,000 (9)

Mr. Crooks, the Chairman of the Company, does not receive a salary or any cash compensation.



(1)  Reimbursed relocation payments of $78,194 and reimbursed taxes $53,668.

(2) Mr. Addison joined the Company on July 20, 1995 when the Company acquired ConQuest Software, Inc.

(3)  Mr. Buchanan joined the Company on September 13, 1995.

(4) Mr. Kennedy resigned as Chief Executive Officer in November, 1995 as a consequence of a stroke which he suffered in August, 1995.

(5) Mr. Lambert resigned as Chief Financial Officer, Secretary and Treasurer as of June 16, 1995.

(6)  Reimbursed relocation expense of $2,569 and reimbursed taxes of $2,354.

(7) Reimbursed commuting expenses of $13,282, relocation expenses of $54,528 and reimbursed taxes of $56,368.

(8)  Reimbursed commuting expenses of $42,754 and reimbursed taxes of $43,793.

(9)  Reimbursed relocation expenses.

Option Grants in Last Fiscal Year
                                                                      Potential Realizable
                  Individual Grants                                     Value at Assumed
                  -----------------                                      Annual Rates of
                            % of Total                                     Stock Price
                             Options                                     Appreciation for
                            Granted to      Exercise                        Option Term
               Options      Employees in     or Base      Expiration        -----------
Name           Granted (#)   Fiscal Year      Price          Date        5% ($)       10% ($)
- ----           -----------   -----------  --------------   ---------  -----------   ----------
Patrick C.
  Condo        200,000 (1)      21.9%   100,000 - $12.41    6/2/2005     $780,460   $1,977,830
                                        100,000 - $15.97   11/1/2005   $1,004,340   $2,545,210

Edwin R.
  Addison       40,000 (1)       4.4%             $15.23   7/20/2005     $383,122     $970,908

James H.
  Buchanan     100,000 (1)      11.0%    30,000 - $16.85   9/13/2005     $317,907     $805,638
                                         70,000 - $15.97   11/1/2005     $703,038   $1,781,647
James W.
  Dowe III           0            --                 --       --              --           --

J. M.
  Kennedy (2)        0            --                 --       --              --           --

David
  Lambert (3)   50,000 (1)       5.5%              $7.44   2/02/2005     $233,950     $592,872

(1)  These options vest in equal 12-1/2% increments every six months.

(2) Mr. Kennedy resigned as an employee of the Company in November, 1995, as a consequence of the stroke he suffered in August, 1995.

(3)  Mr. Lambert resigned as an employee of the Company as of June 16, 1995.


Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Values

      The following table sets forth, for each of the executive officer names in the Summary Compensation Table above, each exercise of stock options during the fiscal year ended January 31, 1996, and the year-end value of unexercised options:

                                               Number of Securities      Value of
                                                    Underlying          Unexercised
                                                    Unexercised         In-the-Money
                                                   Options/SARS at    Options/SARS at
                       Shares                    Fiscal Year-End(#)  Fiscal Year-End($)
                     Acquired on                    Exercisable/       Exercisable/
      Name           Exercise(#)  Value Realized   Unexercisable      Unexercisable (1)
- ----------------     -----------  --------------  ----------------    ------------------
Patrick C. Condo         0             0                300,000      $840,700/$3,947,200
                                                 33,750/266,250

Edwin R. Addison         0             0                192,526      $4,128,062/$446,950
                                                 157,526/35,000

James H. Buchanan        0             0                100,000             0/$1,176,600
                                                      0/100,000

James W. Dowe III     20,000        $443,025            175,000             $2,895,750/0
                                                      175,000/0

J. M. Kennedy(2)     160,000      $4,331,936            175,000             $1,921,500/0
                                                      175,000/0

David Lambert (3)     36,250        $127,113                0/0                      0/0

(1) The closing price of the Company's common stock on January 31, 1996, the last trading day of the Company's fiscal year, was $28.00 per share.

(2) Mr. Kennedy's employment was terminated in November 1995 as a result of a stroke which he suffered in August, 1995.

(3)   Mr. Lambert resigned as an employee of the Company as of June 16, 1995.

                                    -5-

Report of the Compensation Committee

      The following is the Report of the Compensation Committee of the Board of Directors, describing the compensation policies and rationale applicable to the Company's executive officers with respect to the compensation paid to such executive officers for the fiscal year ended January 31, 1996 (the information contained in the report shall not be deemed to be "soliciting material" or to be "filed" with the Securities and Exchange Commission (SEC) nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended (the Securities Act), or the Securities Exchange Act of 1934, as amended (the Exchange Act), except to the extent that the Company specifically incorporates it by reference into such filing):

     As members of Compensation Committee, it is our duty to set compensation policies applicable to the Company's executive officers and to evaluate the performance of the Company's executive officers.

     The compensation policy of the Company is that a substantial portion of the annual compensation of each executive officer should relate to and be contingent upon the performance of the Company, as well as the individual contribution of each executive officer. Under the Company's bonus scheme, bonuses are paid based upon the Company attaining certain sales, expense and profitability goals and on each officer's individual contribution to the Company's attainment of such goals.

     Mr. Kennedy's base salary for fiscal 1996 was $200,000, which was determined by negotiation between Mr. Kennedy and the Company. For the fiscal year ended January 31, 1996, Mr. Kennedy was paid $33,000 for the achievement of certain goals during the fiscal year ended January 31, 1996. Mr. Kennedy suffered a stroke in August, 1995 and Pat Condo was then elected to serve as Chief Executive Officer. Mr. Kennedy resigned as an employee in November, 1995. His employment agreement provided that he be paid at the rate of $200,000 per annum until January 31, 1997.

     Mr. Condo's base salary for fiscal 1996 was $150,000 per annum, which was increased to $200,000 as of February 1, 1996. Mr. Condo's salary was determined by negotiation between Mr. Condo and the Company. Mr. Condo was paid $46,128 for the achievement of certain goals during the fiscal year January 31, 1996. Forty percent of Mr. Condo's potential bonus was based on the achievement of quarterly revenue goals; forty percent of his potential bonus was based on the achievement of profitability goals and twenty percent was awarded at the discretion of the Compensation Committee of the Board of Directors.

     During fiscal 1996, the Committee also considered stock option grants to each of the executive officers of the Company. If the officer received stock options, it was based on his responsibilities and relative position in the Company. These grants were approved by the Stock Option Plan Administration Committee which includes Mr. Diamond and Mr. O'Reilly and which administers the Company's Incentive Plan.

     No member of the Compensation Committee is a former or current officer or employee of the Company or any of its subsidiaries.

  Compensation Committee:     Jay H. Diamond
                              Philip J. O'Reilly
                              W. Frank King III

Compensation Committee Interlocks and Insider Participation

      Jay H. Diamond, a Director of the Company is a member of the law firm of Tenzer Greenblatt LLP, New York, New York, which is performing legal services in the current fiscal year. During the fiscal year ended January 31, 1996 Mr. Diamond was a member of the law firm of Holtzmann, Wise & Shepard, New York, New York. The fees paid to Holtzmann, Wise & Shepard did not exceed 5% of such firm's gross revenues for its last full fiscal year.

Performance Graph

      The following graph is a comparison of the cumulative total return to shareholders of the Company's Common Stock at January 31, 1996 since February 1, 1991 to the cumulative total return over such period of (i) the NASDAQ Stock Market-U.S., and (ii) the Standard & Poor's High Tech Composite, assuming an investment in each of $100 on February 1, 1991 and the reinvestment of dividends. The information contained in the Performance Graph shall not be deemed to be "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

    (Cumulative Total Return graph appears here, plot points are as follows)


                                    Fiscal Year Ended January 31,
                                    -----------------------------
                          1991     1992     1993     1994     1995     1996
Excalibur Technologies
 Corporation              100     124       91       84       55      204
NASDAQ Market Index       100     153      173      199      190      268
Standard & Poor's High
 Technology Composite     100     107      112      137      153      227


Employment Agreements

      On January 11, 1992, the Company entered into an Employment Agreement with
J. M. Kennedy, which was subsequently amended in February 1993, September 1993, and February 1995 (as amended, the Employment Agreement). The Employment Agreement provides that Mr. Kennedy will serve as Chief Executive Officer of the Company until February 1, 1997. Under the Employment Agreement, Mr. Kennedy's annual salary is $200,000, and he is eligible to receive additional incentive compensation for achieving performance goals set by the Compensation Committee of the Board of Directors. Pursuant to the Employment Agreement, Mr. Kennedy received stock option grants to purchase 175,000 shares of Common Stock at $17.02 per share and to purchase 60,000 shares at $1.00 per share. Mr. Kennedy suffered a stroke in August, 1995, and as a consequence his employment was terminated in November, 1995. Pursuant to the terms of his Employment Agreement, he has been paid through January 31, 1997.

      On July 20, 1995, the Company entered into an Employment Agreement with Edwin Addison which provides that Mr. Addison will serve as Executive Vice President of the Company until July 20, 1997 at an annual salary of $150,000. Mr. Addison is eligible to receive additional incentive compensation upon the achievement of certain goals by the Company. Pursuant to his employment agreement Mr. Addison received options to purchase 40,000 shares of Common Stock at an exercise price of $15.23 per share.



Item 12.  Security Ownership of Certain Beneficial Owners and Management.

  The following table sets forth, as of May 10, 1996, information concerning the ownership of Common Stock of the Company of all persons known to the Company to beneficially own 5% or more of the Company's Common Stock, each director of the Company and all directors and executive officers of the Company as a group.

                                                               Percent
                                   Amount and Nature          of Class
Name and Address                      of Beneficial         Beneficially
of Beneficial Owner                  Ownership (1)             Owned
- -------------------                  -------------             -----
Allen & Company Incorporated       3,187,846(2)(3)             25.2%
711 Fifth Avenue
New York, NY 10022

Richard M. Crooks, Jr                367,850(4)                 3.0%

Patrick C. Condo                      83,750(5)                  *

Edwin R. Addison                     509,127(6)                 4.0%

J. M. Kennedy                        175,200(7)                 1.4%

James W. Dowe III                    175,492(8)                 1.4%

Philip J. O'Reilly                    30,000(9)                  *

Jay H. Diamond                        25,000(10)                 *

W. Frank King III                     13,000(11)                 *

All directors and
 executive officers                1,386,919(12)               10.6%
 as a group (9 persons)





*    Represents less than one percent of the outstanding common stock.

(1) To the Company's knowledge, each person listed has sole voting and investment power as to the shares indicated, except as described below.

(2) Does not include 1,484,132 shares owned by persons, including Mr. Crooks and entities which, together with Allen & Company Incorporated, may be considered a "group," as such term is defined by Section 13(d) of the Securities Exchange Act of 1934, because many of these persons or entities are Allen stockholders, officers, directors or relatives of the foregoing (as reported on Schedule 13D filed with the Commission on April 8, 1994). No person or entity included in this possible "group," with the exception of Allen & Company Incorporated, owns 5% or more of the outstanding common stock.
(3) Includes 271,800 shares of common stock issuable upon conversion of 27,180 shares of the Company's cumulative convertible preferred stock.

(4) Includes (a) 50,000 shares of common stock owned beneficially but not of record, issuable upon exercise of stock options of the Company at a price of $16.10 per share expiring June 28, 2000 and (b) 50,000 shares of common stock issuable upon exercise of stock options of the Company at a price of $20.56 per share expiring November 27, 2005. Does not include shares owned by Allen & Company Incorporated, of which Mr. Crooks is a director.

(5) Includes (a) 8,750 shares of common stock owned beneficially but not of record upon exercise of stock options at a price of $12.40 per share expiring November 13, 2002; (b) 9,375 shares of common stock owned beneficially but not of record upon exercise of stock options at a price of $11.64 per share, expiring January 4, 2004; (c) 28,125 shares of common stock owned beneficially but not of record upon exercise of stock options at a price of $6.34 per share, expiring December 6, 2004; (d) 25,000 shares of common stock owned beneficially but not of record, issuable upon exercise of stock options at a price of $12.41 per share, expiring June 2, 2005; and (e) 12,500 shares of common stock owned beneficially but not of record, issuable upon exercise of stock options at a price of $15.97 per share expiring November 1, 2005.

(6) Includes (a) 127,767 shares of common stock owned beneficially but not of record, issuable upon exercise of stock options at a price of $1.04 per share, expiring April 30, 1997; (b) 13,732 shares of common stock owned beneficially but not of record, issuable upon exercise of stock options at a price of $2.07 per share expiring June 30, 1997; (c) 11,027 shares of common stock owned beneficially but not of record, issuable upon exercise of stock options at a price of $4.14 per share expiring December 31, 1998; and (d) 5,000 shares of common stock owned beneficially but not of record, issuable upon exercise of stock options at a price of $15.23 per share expiring July 20, 2005.

(7) Includes 175,000 shares of common stock owned beneficially but not of record, issuable upon exercise of stock options of the Company at a price of $17.02 per share, expiring January 11, 2002.



(8) Includes (a) 100,000 shares of common stock owned beneficially but not of record, issuable upon exercise of stock options of the Company at a price of $8.125 per share, expiring May 17, 1999; (b) 50,000 shares of common stock owned beneficially but not of record, issuable upon exercise of stock options of the Company at a price of $15.95 per share, expiring July 1, 2000; (c) 25,000 shares of common stock owned beneficially but not of record, issuable upon exercise of stock options of the Company at a price of $15.75 per share, expiring May 8, 2001.

(9) Includes 25,000 shares of common stock owned beneficially but not of record, issuable upon exercise of stock options of the Company at a price of $13.00 per share expiring March 12, 2003.

(10) Includes 25,000 shares of common stock owned beneficially but not of record, issuable upon exercise of stock options of the Company at a price of $11.50 per share expiring February 28, 2004.

(11) Includes 13,000 shares of common stock owned beneficially but not of record, issuable upon exercise of stock options of the Company at a price of $12.50 per share, expiring July 2, 2002.

(12) Includes 766,776 shares of common stock owned beneficially but not of record, issuable upon exercise of stock options of the Company.

Item 13.  Certain Relationships and Related Transactions.

       Richard M. Crooks, Jr., the Chairman of the Board of Directors of the Company, is a director of and consultant to Allen & Company Incorporated.

       In March, 1996 the Company completed a private placement of 350,000 shares of its common stock at a price of $25.00 per share. Allen & Company Incorporated served as placement agent and was paid a fee of $350,000.

       The Company's policy is that it will not make loans to, or enter into other transactions with directors, officers or affiliates unless such loans or transactions are approved by a majority of the Company's independent disinterested directors, may reasonably be expected to benefit the Company, and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties. The Company believes that the transactions set forth herein were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties.

       The Company has adopted provisions in its Certificate of Incorporation that limit the liability of its directors for monetary damages arising from a breach of their fiduciary duty as directors, except to the extent otherwise required by the Delaware General Corporation Law. Such limitation of liability does not affect the availability of equitable remedies such as injunctive relief or rescission.

       See also "Compensation Committee Interlocks and Insider Participation" above.

                                     SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  June 13, 1996
                              EXCALIBUR TECHNOLOGIES CORPORATION
                                    (Registrant)


                              By: /s/James H. Buchanan
                              ------------------------
                                  James H. Buchanan
                                  Secretary