Form 10-Q
period 1996-04-30
EXCALIBUR TECHNOLOGIES CORP
filed 1996-06-13
CIK 316222

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q

                                     (Mark One)

                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended April 30, 1996

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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes x No __

As of June 7, 1996, 12,357,217 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                   EXCALIBUR TECHNOLOGIES CORPORATION

                       QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTER ENDED APRIL 30, 1996

                            TABLE OF CONTENTS


                     PART I .  FINANCIAL INFORMATION


Item 1.    Financial Statements:                                     Page

           Consolidated Balance Sheets
           April 30, 1996 and January 31, 1996.........................3

           Consolidated Statements of Operations
           Fiscal quarters ended April 30, 1996 and 1995...............4

           Consolidated Statements of Cash Flows
           Three month periods ended April 30, 1996 and 1995...........5

           Notes to Consolidated Financial Statements..................6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations........................10



                             PART II. OTHER INFORMATION

Items 1. - 6..........................................................16


Signatures ...........................................................17

                         EXCALIBUR TECHNOLOGIES CORPORATION

                            CONSOLIDATED BALANCE SHEETS
                       (in thousands, except per share data)

                     ASSETS
                                                         April 30   January 31,
                                                           1996        1996
                                                        (unaudited)
                                                         --------    --------
Current Assets:
   Cash and cash equivalents .........................   $  1,367    $  2,903
   U.S. government securities, at cost ...............     17,097      10,341
   Accounts receivable, net of allowance for
      doubtful accounts of $383 and $375, respectively      6,981       6,942
   Prepaid expenses and other ........................        921         582
                                                         --------    --------
        Total current assets .........................     26,366      20,768

Equipment and leasehold improvements, net of
     accumulated depreciation of $3,101 and
     $2,838, respectively ............................      2,287       1,943
Other assets .........................................        423         335
                                                         --------    --------
                                                         $ 29,076    $ 23,046
                                                         ========    ========
      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable ..................................   $  1,716    $  1,005
   Accrued expenses ..................................      1,508       2,999
   Deferred revenues .................................      2,483       2,759
   Deferred compensation .............................      1,023       1,032
                                                         --------    --------
        Total current liabilities ....................      6,730       7,795
                                                         --------    --------
Shareholders' Equity:
   5% Cumulative convertible preferred stock,
        $0.01 par value, preference in liquidation
        $10 per share, 1,000 shares authorized,
        27 shares issued and outstanding .............        271         271
   Common stock, par value $0.01, 20,000
        shares authorized; 12,340 and 11,953
        shares issued and outstanding, respectively ..        123         119
   Additional paid-in capital ........................     60,077      51,272
   Accumulated deficit ...............................    (38,171)    (36,446)
   Cumulative translation adjustment .................        (46)        (35)
                                                         --------    --------
        Total shareholders' equity ...................     22,346      15,251
                                                         --------    --------
                                                         $ 29,076    $ 23,046
                                                         ========    ========

            The accompanying notes to the financial statements are an
               integral part of these consolidated balance sheets.


                         EXCALIBUR TECHNOLOGIES CORPORATION

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (unaudited)
                       (in thousands, except per share data)

                                       Fiscal quarters ended
                                              April 30
                                           1996       1995
                                         --------   ---------
REVENUES:
   Software...........................   $  2,979    $  2,919
   Maintenance .......................      1,022         722
                                         --------    --------
                                            4,001       3,641
                                         --------    --------
EXPENSES:
   Sales and marketing ...............      3,103       2,080
   Research and product
     development .....................      1,617       1,128
   General and administrative ........        855         765
   Cost of software revenues .........        158         257
   Cost of maintenance revenues ......        184         129
                                         --------    --------
                                            5,917       4,359
                                         --------    --------

Operating loss .......................     (1,916)       (718)

OTHER INCOME / (EXPENSES):
   Interest income ...................        192         128
   Interest expense ..................         (1)        (14)
                                         --------    --------

Net loss .............................     (1,725)       (604)


Dividends on preferred stock .........          3           3
                                         --------    --------

Net loss applicable to common stock ..   $ (1,728)   $   (607)
                                         ========    ========

Net loss per common share.............   $  (0.14)   $  (0.05)
                                         ========    ========
Weighted-average number of common
   shares outstanding ................     12,183      11,260
                                         ========    ========

          The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

                         EXCALIBUR TECHNOLOGIES CORPORATION

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (unaudited)
                                   (in thousands)
                                                     For the three months ended
                                                                April 30
                                                           1996        1995
                                                         ---------   ---------
Cash Flows from Operating Activities:
   Net loss ..........................................   $ (1,725)   $   (604)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
        Depreciation and amortization ................        270         252
        Loss on disposal of assets ...................          7           1
        Compensation paid in common stock ............          -          17
   Changes in operating assets and liabilities:
        Accounts receivable, net .....................        (50)        678
        Prepaid expenses and other ...................       (429)       (264)
        Accounts payable and accrued expenses ........       (781)       (842)
        Deferred revenues ............................       (275)        301
   Adjustment for change in fiscal year of ConQuest ..          -        (181)
                                                         --------    --------
   Net cash used in operating activities .............     (2,983)       (642)
                                                         --------    --------
Cash Flows from Investing Activities:
   Purchase of investments ...........................    (10,591)     (1,901)
   Proceeds from maturities of investments ...........      3,835       4,400
   Purchases of equipment and leasehold improvements .       (622)        (95)
                                                         --------    --------
   Net cash (used in) provided by investing activities     (7,378)      2,404
                                                         --------    --------
Cash Flows from Financing Activities:
   Proceeds from the issuance of common stock ........      8,809         705
   Proceeds from notes payable .......................          -          10
   Repayment of notes payable and capital leases .....         (5)        (50)
                                                         --------    --------
   Net cash provided by financing activities .........      8,804         665
                                                         --------    --------
The Effect of Exchange Rate Changes on Cash ..........         21         (22)
                                                         --------    --------
Net (Decrease) Increase in Cash and Cash Equivalents .     (1,536)      2,405

Cash and Cash Equivalents, beginning of period .......      2,903       2,645
                                                         --------    --------
Cash and Cash Equivalents, end of period .............   $  1,367    $  5,050
                                                         ========    ========
Supplemental Disclosures of Cash Flow Information:
  Cash paid for interest .............................   $      -    $      1
                                                         ========    ========

          The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

                   EXCALIBUR TECHNOLOGIES CORPORATION

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             April 30, 1996


(1)    THE COMPANY

Operations and Organization

The consolidated financial statements include the accounts of Excalibur Technologies Corporation ("Excalibur"); its wholly-owned subsidiary, Excalibur Technologies International, Ltd. ("ETIL"); and the acquired company, ConQuest Software, Inc. ("ConQuest"). These entities are collectively referred to hereinafter as the "Company." All significant intercompany transactions and accounts have been eliminated. Certain amounts presented in the balance sheet at January 31, 1996 have been reclassified to conform to the current year presentation.

The Company designs, develops, markets and supports computer software products used for the document imaging and multimedia information retrieval marketplaces. The Company also offers consulting, training, maintenance and systems integration services in support of its customers' use of its software products. In addition, the Company performs research and development under contract and licenses proprietary software products for use in compound-document, digital library, positive identification, and online services and information retrieval systems. Distribution of the Company's products occurs through value- added resellers, system integrators, original equipment manufacturers, other distributors and a direct sales force to North American and international customers including commercial firms in various industries and government agencies.

The Company's operations are subject to certain risks and uncertainties including, among others, actual and potential competition by entities with greater financial resources, experience and market presence than the Company; the success of the Company's product marketing and product distribution strategies; risks associated with acquisitions and international expansion; the need to manage growth; and certain technology risks. The Company incurred a net loss of $1,725,000 in the three months ended April 30, 1996, incurred cumulative losses of approximately $18.6 million over the last three fiscal years and the accumulated deficit of the Company at April 30, 1996 was $38,171,000.

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

Separate results of Excalibur and ConQuest for the period ended April 30, 1995 were as follows (in thousands):

                                      Fiscal quarter ended
                                          April 30, 1995
                                            (unaudited)
                                            -----------
     Revenues:
       Excalibur, previously reported..... $     2,801
       ConQuest...........................         840
                                           -----------
             Total, as restated........... $     3,641
                                           ===========

     Net Loss:
       Excalibur, previously reported..... $      (466)
       ConQuest...........................        (138)
                                            -----------
             Total, as restated........... $      (604)
                                           ============

Prior to its acquisition by Excalibur, ConQuest reported operating results on a calendar year basis. ConQuest's separate results for the prior years were not restated to conform to the fiscal year of Excalibur. ConQuest's separate results of operations for the month ended January 31, 1995 were not reflected in the consolidated statement of operations for the prior fiscal year. The revenues, operating loss and net loss of ConQuest for the month ended January 31, 1995 were $138,000, $177,000 and $181,000, respectively.

(2)    SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

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

These consolidated financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996. In the opinion of management, the comparative and consolidated financial statements for the fiscal periods presented herein include all adjustments that are normal and recurring which are necessary to a fair statement of the results for the interim periods. The results of operations for the three month period ended April 30, 1996 are not necessarily indicative of the results for the entire fiscal year ending January 31, 1997.

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

Research and Development Costs

No product development costs were capitalized, and there were no capitalized costs not yet amortized, during the three month periods ended April 30, 1996 and 1995.

Cash, Cash Equivalents and Marketable Securities

For purposes of the balance sheets and statements of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents consist of funds deposited in money market accounts. U.S. government securities are considered investments and are excluded from cash equivalents regardless of their maturities. Under the Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting For Certain Investments in Debt and Equity Securities," the Company considers its marketable securities as held-to-maturity securities. Accordingly, marketable securities, consisting entirely of U.S. government securities, are carried at cost, adjusted for premium and discount amortization. At April 30, 1996 and January 31, 1996, the aggregate fair value of the securities based upon quoted market prices was $17,079,000 and $10,345,000, respectively.

Net Income (Loss) Per Common Share

Net loss per common share is calculated based on the weighted-average number of common shares outstanding during each period, after deducting the dividends on preferred stock. Common stock equivalents (stock options, warrants and cumulative convertible preferred stock) were excluded from the net loss per share computations for both periods presented herein because of their anti-dilutive effect.

Income Taxes

Due to the net losses reported for the three month periods ended April 30, 1996 and 1995, no income taxes were provided in the periods.

Translation of Foreign Financial Statements

Assets and liabilities of foreign operations are translated at the period-end rate of exchange. Statements of operations are translated at the average rates of exchange during the period. Gains or losses from translating foreign currency financial statements are accumulated in a separate component of shareholders' equity.

Accounting Pronouncements

Effective February 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." This statement will require new disclosures in the annual consolidated financial statements about certain employee stock options based on their fair value at the date of grant. The Company is continuing to apply existing accounting rules for stock-based compensation pertaining to employees as allowed under SFAS No. 123. However, fair value accounting will be required for transactions involving the issuance of stock options or other equity instruments to acquire goods or services from nonemployees.

Effective February 1, 1996, the Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The impact of adopting this statement was not material to the Company's results of operations or financial position.

(3)    ISSUANCES OF COMMON STOCK

On March 8, 1996, the Company completed a private placement of 350,000 shares of the Company's common stock at an offering price of $25.00 per share, resulting in net proceeds of approximately $8,377,000. Allen & Company Incorporated, a shareholder of the Company, acted as the placement agency in this transaction and received a fee of approximately $350,000.

During the first three months of the current fiscal year, Excalibur issued approximately 36,000 shares of common stock upon the exercise of options ranging from $3.11 to $16.64 per share, resulting in total proceeds to the Company of approximately $432,000.

Item 2.     Management's Discussion and Analysis of Financial Condition
                and Results of Operations

Overview

The acquisition of ConQuest was effected through the issuance of Excalibur common stock and options to purchase Excalibur common stock to the former ConQuest shareholders and optionholders in exchange for all of the outstanding common stock of ConQuest. The business combination was accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements and the discussion and analysis of such statements contained herein reflect the combined results of the pooled businesses for the respective periods presented.

The Company principally earns revenue from licensing its software to original equipment manufacturers, value-added resellers, system integrators, strategic partners and other customers through a direct sales force. Revenues are provided from sales to new customers and sales to current customers for additional users, upgrades to newer product versions, telephone support, and other services. Revenues generated from product licenses can vary significantly within a period due to the relatively long sales cycle, variations in the size of license agreements, and the number of shipments made. Historically, the volume of customer orders and product shipments is greatest at the end of a reporting period, and the Company often recognizes a significant portion of license revenue towards the end of each fiscal period. Deferred revenues of $2,483,000 at April 30, 1996, related primarily to maintenance agreements and training, are not expected to cause significant fluctuations in future quarterly revenue.

Results of Operations

Total revenues for the first quarter ended April 30, 1996 were $4,001,000, a 10% increase over total revenues of $3,641,000 in the first quarter last year. The net loss for the quarter ended April 30, 1996 was $1,725,000, or $0.14 per common share, compared to a net loss of $604,000, or $0.05 per common share, for the first quarter of the prior fiscal year.

The following chart summarizes the components of revenues and the categories of expenses, including the amounts expressed as a percentage of total revenues, for the three month periods ended April 30, 1996 and 1995 (dollars in thousands).

                                          1996                    1995
                                   ------------------      ------------------
                                    Amount        %         Amount        %
                                   -------    -------      -------   --------
Revenues:
    Software                       $ 2,979       74 %      $ 2,919       80 %
    Maintenance                      1,022       26            722       20
                                   -------    -------      -------   --------
                                   $ 4,001      100 %      $ 3,641      100 %
                                   =======    =======      =======   ========
Expenses:
    Sales and marketing            $ 3,103       78 %      $ 2,080       57 %
    Research and product
      development                    1,617       40          1,128       31
    General and administrative         855       21            765       21
    Cost of software revenues          158        5*           257        9*
    Cost of  maintenance revenues      184       18*           129       18*
                                   -------    -------      -------   --------
                                   $ 5,917      148 %      $ 4,359      120 %
                                   =======    =======      =======   ========

* expressed as a percentage of related revenues

Software revenues were $2,979,000 in the first quarter of the current year, a 2% increase over last year's corresponding amount of $2,919,000. The number of new software licenses sold in the quarter increased from 49 a year ago to 72 in the current year. However, the average revenue per sale declined significantly from the first quarter last year. Due to competitive pressures, up front software license fees, particularly in the online and OEM business development areas, were not as large as expected. In the prior year, approximately 15% of software revenues related to a single large sale to an online customer of ConQuest. Consequently, software revenues related to the RetrievalWare product line in the prior year were greater than corresponding revenues in the current year. In an effort to increase the size of the Company's average sale of the RetrievalWare product, the Company has hired two senior sales executives, responsible for re-directing the activities of the sales groups to focus on the identification of corporate intranet and enterprise-wide sale opportunities. Sales of the Company's EFS software product were stronger in the current quarter compared with the same period last year as the Company continues to expand its customer base, particularly in the Federal government and international areas.

Maintenance revenues were $1,022,000 in the first quarter compared with $722,000 in the corresponding period of the prior year, an increase of 42%. This increase was due to the expanding EFS customer base and the recognition of revenue in the current fiscal year related to large customer support and product maintenance contracts sold to customers of the RetrievalWare software product last year.

Total expenses were $5,917,000 in the first quarter of the current fiscal year compared with last year's total of $4,359,000, an increase of 36% between years. This overall increase was due primarily to increases in sales, marketing and product development costs.

Sales and marketing costs were increased by 49%, from $2,080,000 last year to $3,103,000 in the current year, due to an expansion of the sales group, particularly in the online area, and advertising and promotion costs associated with a campaign to dramatically increase customer awareness of the RetrievalWare product line. The increase in the Company's total employee headcount from 126 people at January 31, 1996 to 138 people at April 30, 1996 was due substantially to additions made to the corporate marketing and online sales teams. Sales and marketing expenses in the first quarter, calculated as a percentage of total revenues, were 78% compared with the corresponding percentage of 57% last year.

Research and product development costs increased by 43% to $1,617,000 in the first quarter of the current fiscal year compared with $1,128,000 last year. Personnel have been added to the image and text products development teams resulting in higher compensation and related costs. Occupancy costs have also increased between years due to the increased rent expense associated with the Company's new development center facility leases.

General and administrative expenses increased $90,000, or 12%, between fiscal years due to a current year charge of $100,000 to increase the allowance for doubtful accounts. The general and administrative expenses represented 21% of total revenues in both the current and prior year quarters.

The cost of software revenues declined by $99,000 between years from $257,000 last year to $158,000 this year. The Company negotiated an amendment to a third-party royalty agreement resulting in a reduction in the royalty rate applicable to revenues derived from the sale of RetrievalWare products. In addition, activity conducted pursuant to development contracts was greater in the prior year. The cost of maintenance revenues increased by 43% to $184,000 in the current year compared with $129,000 in the prior year due primarily to the increased cost of supporting the larger installed base of RetrievalWare customers. The cost of maintenance revenues, expressed as a percentage of maintenance revenues, was 18% in both periods.

As the result of an increased level of investments, due in part to the proceeds of the common stock offering discussed in Note 3 to the Consolidated Financial Statements contained herein, and improved rates of return, interest income increased to $192,000 in the first quarter of the current year compared with $128,000 last year. The retirement of notes payable by ConQuest, subsequent to the merger, resulted in the reduction of interest expense between years.

Liquidity and Capital Resources

In the three months ended April 30, 1996, the Company's combined balance of cash, cash equivalents and investments in marketable securities increased by $5,220,000 to $18,464,000 as summarized below (in thousands). At April 30, 1996 and January 31, 1996, investments in marketable securities consisted of U.S. Treasury Bills with maturities of less than one year.

                                April 30,    January 31,
                                   1996         1996        Change
                                 -------      -------      -------
               Cash and cash
                 equivalents     $ 1,367      $ 2,903      $(1,536)
               Investments        17,097       10,341        6,756
                                 -------      -------      -------
                      Total      $18,464      $13,244      $ 5,220
                                 =======      =======      =======

As indicated in Note 3 to the Consolidated Financial Statements contained herein, the Company completed a private placement sale of its common stock in March, 1996. The increase in investments during the quarter was due to the receipt of the net proceeds of the offering, approximately $8,377,000. The Company also received approximately $432,000 cash proceeds from the exercise of employee stock options during the quarter ended April 30, 1996. There can be no assurance that the Company will be able to obtain such funds from investors and employees in the future, if required.

Cash was used to fund the net loss for the quarter of $1,725,000 and to pay obligations accrued at January 31, 1996 including commissions, bonuses, restructuring costs and payroll taxes collected in connection with the exercise of employee stock options. Cash was also used to prepay advertising, to purchase computer equipment and furniture for new employees and to fund the necessary improvements made to leased office space in Vienna, Virginia, now serving as the Company's corporate headquarters. This activity caused accounts payable to increase by $711,000 in the quarter.

Accounts receivable increased by $47,000 to a balance of $7,364,000 at April 30, 1996, before reduction for the allowance for doubtful accounts. The comparable balance at January 31, 1996 was $7,317,000. The number of days sales outstanding rose in the quarter due primarily to outstanding balances with extended payment terms. In the second quarter, the Company expects to receive payment of several large amounts that were outstanding at both April 30 and January 31, 1996. As indicated above, the Company added $100,000 to the allowance for doubtful accounts in the quarter and wrote-off $92,000 in uncollectible accounts that were specifically reserved for at January 31, 1996. Management believes that the allowance for doubtful accounts of $383,000 at April 30, 1996 is adequate.

The Company's current balances of cash, cash equivalents and investments, together with funds anticipated from future operations, are expected to provide sufficient cash to meet the Company's current projected needs for the remainder of the current fiscal year, including the payment of the remaining restructuring costs, additional costs associated with the move into the new corporate headquarters, and the costs of providing computer equipment to new employees.

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

The Company has significant net operating loss carryforwards ("NOLs") of approximately $51,592,000. The deferred tax assets representing the benefits of the NOLs have been offset completely by a valuation allowance due to the Company's lack of an earnings history. The Company incurred a net loss of $1,725,000 for the three months ended April 30, 1996, incurred cumulative losses of approximately $18,591,000 over the last three fiscal years and the accumulated deficit of the Company at April 30, 1996 was $38,171,000. The realization of the benefits of the NOLs is dependent on sufficient taxable income in future fiscal years. Lack of future earnings, or a change in the ownership of the Company, could adversely affect the Company's ability to utilize the NOLs. Further, because there was a change in the ownership of ConQuest last year, the Company's ability to utilize NOLs relating to ConQuest of approximately $2,855,000 may be limited. Despite the NOL carryforwards, the Company may have income tax liability in future years due to the application of the alternative minimum tax rules of the Internal Revenue Code.

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

Adoption of New Accounting Standards

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." It encourages, but does not require, companies to recognize compensation expense for grants of stock and stock options to employees based on new fair value accounting rules. Companies that choose not to adopt the new rules will continue to apply the existing accounting rules. However, fair value accounting is required for transactions involving the issuance of stock options or other equity instruments to acquire goods or services from nonemployees. SFAS No. 123 is effective for the Company's fiscal year 1997 consolidated financial statements. The Company has not adopted the new fair value accounting rules of SFAS No. 123 for employee stock options and will continue to apply existing accounting rules for stock-based compensation pertaining to employees as allowed under SFAS No. 123.

However, SFAS No. 123 will require the Company, in its fiscal 1997 audited consolidated financial statements, to disclose pro forma net income/loss and earnings per share under the fair value accounting method for stock option grants that occurred subsequent to January 31, 1995. In addition, the Company will be required to expand its disclosure about plan terms, exercise prices and the assumptions used in measuring the fair value of stock-based grants. Although the Company has not performed the pro forma calculations required by SFAS No. 123, it expects that the pro forma results will be lower than the historical results reported herein.

Effective February 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The impact of adopting this statement was not material to the Company's results of operations or financial position.

                      PART II-- OTHER INFORMATION

Item 1.     Legal Proceedings                                    None.


Item 2.     Changes in Securities                                None.


Item 3.     Defaults upon Senior Securities                      None.


Item 4.     Submission of Matters to Vote of Security Holders    None.


Item 5.     Other Information                                    None.


Item 6.     Exhibits and Reports on Form 8-K

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

                 EXCALIBUR TECHNOLOGIES CORPORATION



June 13, 1996                       By: /s/ Patrick C. Condo
                                       ---------------------
                                    Patrick C. Condo
                                    President and Chief Executive Officer



June 13, 1996                       By: /s/ James H. Buchanan
                                       ----------------------
                                    James H. Buchanan
                                    Chief Financial Officer