Form 10-Q
period 1996-07-31
EXCALIBUR TECHNOLOGIES CORP
filed 1996-09-13
CIK 316222

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-Q

                                    (Mark One)

               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 31, 1996

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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes x No__

As of September 6, 1996, 12,418,282 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                   EXCALIBUR TECHNOLOGIES CORPORATION

                       QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED July 31, 1996

                            TABLE OF CONTENTS


                     PART I .  FINANCIAL INFORMATION


Item 1.    Financial Statements:                                      Page

           Consolidated Balance Sheets
           July 31, 1996 and January 31, 1996...........................3

           Consolidated Statements of Operations
           Fiscal quarters and six month periods ended
           July 31, 1996 and 1995.......................................4

           Consolidated Statements of Cash Flows
           Six month periods ended July 31, 1996 and 1995...............5

           Notes to Consolidated Financial Statements...................6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.........................11



                            PART II. OTHER INFORMATION

Items 1. - 6...........................................................19


Signatures ............................................................20

                       EXCALIBUR TECHNOLOGIES CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                     ASSETS
                                                         July 31,   January 31,
                                                           1996        1996
                                                        (unaudited)
                                                         --------    --------
Current Assets:
   Cash and cash equivalents .........................   $  2,171    $  2,903
   U.S. government securities, at cost ...............     13,748      10,341
   Accounts receivable, net of allowance for
      doubtful accounts of $383 and $375, respectively      6,575       6,942
   Prepaid expenses and other ........................      1,103         582
                                                         --------    --------
        Total current assets .........................     23,597      20,768

Equipment and leasehold improvements, net of
     accumulated depreciation of $3,443 and
     $2,838, respectively ............................      2,773       1,943
Investment in affiliate (Note 3) .....................      1,187         --
Other assets .........................................         68         335
                                                         --------    --------
                                                         $ 27,625    $ 23,046
                                                         ========    ========
      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable ..................................   $  1,363    $  1,005
   Accrued expenses ..................................      1,517       2,999
   Deferred revenues .................................      2,345       2,759
   Deferred compensation .............................      1,001       1,032
                                                         --------    --------
        Total current liabilities ....................      6,226       7,795
                                                         --------    --------
Shareholders' Equity:
   5% Cumulative convertible preferred stock,
        $0.01 par value, preference in liquidation
        $10 per share, 1,000 shares authorized,
        27 shares issued and outstanding .............        271         271
   Common stock, par value $0.01, 40,000
        shares authorized; 12,404 and 11,953
        shares issued and outstanding, respectively ..        124         119
   Additional paid-in capital ........................     61,493      51,272
   Accumulated deficit ...............................    (40,484)    (36,446)
   Cumulative translation adjustment .................         (5)         35
                                                         --------    --------
        Total shareholders' equity ...................     21,399      15,251
                                                         --------    --------
                                                         $ 27,625    $ 23,046
                                                         ========    ========

            The accompanying notes to the financial statements are an
               integral part of these consolidated balance sheets.

                        EXCALIBUR TECHNOLOGIES CORPORATION

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (unaudited)
                       (in thousands, except per share data)

                                             Fiscal quarters ended   Six months ended
                                                   July 31               July 31
                                                1996       1995       1996      1995
                                              -------    -------    -------    -------
REVENUES:
Software...................................   $ 3,262    $ 3,410    $ 6,241    $ 6,303
Maintenance ...............................     1,057        847      2,079      1,595
                                              -------    -------    -------    -------
                                                4,319      4,257      8,320      7,898
                                              -------    -------    -------    -------

EXPENSES:

   Sales and Marketing ....................     3,521      1,783      6,624      3,863
   Research and product development........     1,804      1,178      3,421      2,295
   General and administrative .............     1,085        974      1,940      1,749
   Cost of software revenues ..............       191        320        349        578
   Cost of maintenance revenues ...........       195        142        379        271
   Other (Note 1) .........................      --          490       --          490
                                              -------    -------    -------    -------
                                                6,796      4,887     12,713      9,246
                                              -------    -------    -------    -------
Operating loss ............................    (2,477)      (630)    (4,393)    (1,348)


OTHER INCOME/ (EXPENSES):
  Interest income,net .....................       223        131        414        245
  Equity in net loss of affiliate .........       (59)      --          (59)      --
                                              -------    -------    -------    -------

Net loss ..................................    (2,313)      (499)    (4,038)    (1,103)

Dividends on preferred stock ..............         3          3          7          7
                                              -------    -------    -------    -------

Net loss applicable to commonstock ........   $(2,316)   $  (502)   $(4,045)   $(1,110)
                                              =======    =======    =======    =======

Net loss per common share .................   $ (0.19)   $ (0.04)   $ (0.33)   $ (0.10)
                                              =======    =======    =======    =======
Weighted-average number of
common sharesoutstanding ..................    12,363     11,397     12,274     11,330
                                              =======    =======    =======    =======

          The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

                        EXCALIBUR TECHNOLOGIES CORPORATION

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (unaudited)
                                  (in thousands)

                                                For the six months ended July 31
                                                            1996       1995
                                                         ---------   ---------
Cash Flows from Operating Activities:
   Net loss ..........................................   $ (4,038)   $ (1,103)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
        Depreciation and amortization ................        605         513
        Equity in net loss of affiliate ..............         59        --
        Loss on disposal of assets ...................          8           8
        Compensation paid in common stock ............       --            59
   Changes in operating assets and liabilities:
        Accounts receivable, net .....................        617         175
        Prepaid expenses and other ...................       (426)       (118)
        Accounts payable and accrued expenses ........     (1,133)       (886)
        Deferred revenues ............................       (440)       (184)
   Adjustment for change in fiscal year of ConQuest ..       --          (181)
                                                         --------    --------
   Net cash used in operating activities .............     (4,748)     (1,717)
                                                         --------    --------
Cash Flows from Investing Activities:
   Purchase of investments ...........................    (12,053)     (6,685)
   Proceeds from maturities of investments ...........      8,646       6,546
   Investment in  affiliate ..........................       (488)       --
   Purchases of equipment and leasehold improvements .     (1,443)       (265)
                                                         --------    --------
   Net cash (used in) provided by investing activities     (5,338)       (404)
                                                         --------    --------
Cash Flows from Financing Activities:
   Proceeds from the issuance of common stock ........      9,435       2,757
   Proceeds from notes payable .......................       --           238
   Repayment of notes payable and capital leases .....         (5)       (119)
                                                         --------    --------
   Net cash provided by financing activities .........      9,430       2,876
                                                         --------    --------
The Effect of Exchange Rate Changes on Cash ..........        (76)        (13)
                                                         --------    --------
Net (Decrease) Increase in Cash and Cash Equivalents .       (732)        742

Cash and Cash Equivalents, beginning of period .......      2,903       2,645
                                                         --------    --------
Cash and Cash Equivalents, end of period .............   $  2,171    $  3,387
                                                         ========    ========

Supplemental Disclosures of Noncash Investing and Financing Activities:
  Issuance of warrants to purchase common stock ......   $    758    $   --
  Use of deferred compensation to purchase common stock        33        --

       The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

                   EXCALIBUR TECHNOLOGIES CORPORATION

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             July 31, 1996


(1)    THE COMPANY

Operations and Organization

The consolidated financial statements include the accounts of Excalibur Technologies Corporation ("Excalibur"); its wholly-owned subsidiary, Excalibur Technologies International, Ltd. ("ETIL"); and the acquired company, ConQuest Software, Inc. ("ConQuest"). These entities are collectively referred to hereinafter as the "Company". All significant intercompany transactions and accounts have been eliminated. Certain amounts presented in the balance sheet at January 31, 1996 have been reclassified to conform to the current year presentation.

As discussed more completely below in Note 3 to the consolidated financial statements, in July 1996, the Company made an investment in an unconsolidated affiliate, Excalibur Technologies N.V. The Company uses the equity method of accounting for its investment and, for the consolidated financial statements, eliminates its share of profits included in the ending asset balances of the affiliate.

The Company designs, develops, markets and supports computer software products used for the multimedia information retrieval marketplace. The Company also offers consulting, training, maintenance and systems integration services in support of its customers' use of its software products. In addition, the Company performs research and development under contract and licenses proprietary software products for use in compound-document, digital library, positive identification, and online services and information retrieval systems.
Distribution of the Company's products occurs through value-added resellers, system integrators, original equipment manufacturers, other distributors and a direct sales force to North American and international customers including commercial firms in various industries and government agencies.

The Company's operations are subject to certain risks and uncertainties including, among others, actual and potential competition by entities with greater financial resources, experience and market presence than the Company; the success of the Company's product marketing and product distribution strategies; risks associated with acquisitions and international expansion; the need to manage growth; and certain technology risks. The Company incurred a net loss of $4,038,000 in the six months ended July 31, 1996, incurred cumulative losses of approximately $18.6 million over the last three fiscal years and the accumulated deficit of the Company at July 31, 1996 was $40,484,000.

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

The Company recorded a charge of approximately $490,000 in July 1995 for the transaction costs to complete the merger between Excalibur and ConQuest. The costs included legal, accounting and other professional fees of $363,000 and other costs of $127,000.

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

These consolidated financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996. In the opinion of management, the comparative and consolidated financial statements for the fiscal periods presented herein include all adjustments that are normal and recurring which are necessary to a fair statement of the results for the interim periods. The results of operations for the three and six month periods ended July 31, 1996 are not necessarily indicative of the results for the entire fiscal year ending January 31, 1997.

Revenue Recognition

Revenues from the sale of computer software licenses are recognized upon shipment of product provided that no significant vendor obligations remain and that collection of the resulting receivable is considered probable. Revenues related to agreements with customers that contain future performance requirements are recognized when the performance requirements are satisfied. Revenues related to customer support agreements are deferred and recognized ratably over the term of the respective agreements, usually one year. Maintenance revenues that are bundled with initial licensing fees are deferred and recognized over the term of the related maintenance periods, typically 90 days.

Research and Development Costs

No product development costs were capitalized, and there were no capitalized costs not yet amortized, during the three and six month periods ended July 31, 1996 and 1995.

Cash, Cash Equivalents and Marketable Securities

For purposes of the balance sheets and statements of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents consist of funds deposited in money market accounts. U.S. government securities are considered investments and are excluded from cash equivalents regardless of their maturities. Under the Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting For Certain Investments in Debt and Equity Securities," the Company considers its marketable securities as held-to-maturity securities. Accordingly, marketable securities, consisting entirely of U.S. government securities, are carried at cost, adjusted for premium and discount amortization. At July 31, 1996 and January 31, 1996, the aggregate fair value of the securities based upon quoted market prices was $13,733,000 and $10,345,000, respectively.

Net Income (Loss) Per Common Share

Net loss per common share is calculated based on the weighted-average number of common shares outstanding during each period, after deducting the dividends on preferred stock. Common stock equivalents (stock options, warrants and cumulative convertible preferred stock) were excluded from the net loss per share computations for the periods presented herein because of their anti-dilutive effect.

Income Taxes

Due to the net losses reported for the three and six month periods ended July 31, 1996 and 1995, no income taxes were provided in the periods.

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


(3)    INVESTMENT IN AFFILIATE

In July 1996, the Company authorized the use of its name by Excalibur Technologies N.V. ("ETNV"), a Belgian company incorporated in June 1996 for the purpose of selling and marketing the Company's products and services within a large territory including most of Northern Europe and Italy. The Company contributed approximately $488,000 in cash to ETNV in consideration for 13.2% of its voting capital stock. In connection with the organization of ETNV, the Company issued warrants to purchase 148,500 shares of the Company's common stock to certain shareholders of ETNV. The warrants are exercisable at a price of $22.00 per share for seven years but only if ETNV achieves certain financial objectives. The value of the warrants is estimated to be $758,000, and is included at July 31, 1996 in the investment in affiliate account, net of amortization, contained in the accompanying balance sheet.


The Company granted to ETNV an exclusive license (the "License") to distribute certain of the Company's products to other authorized resellers and customers in the territory for approximately five (5) years. If the revenues of ETNV in the fifth year exceed a certain level, the License shall be automatically renewed. If the License is not renewed, the other shareholders of ETNV may exercise options to sell their shares to the Company according to a revenue-based formula. The Company recorded revenue of approximately $360,000 in July 1996 related to the License.

After a term of approximately five (5) years, the Company may exercise an option to purchase all of the capital stock of ETNV under certain conditions and at a price determined in accordance with a revenue-based formula. In the event that the Company does not exercise its option, the other shareholders are permitted to sell their shares, subject to certain limitations, through a private sale or public offering.

The excess of the Company's investment in ETNV over its share of ETNV's shareholders' equity is estimated to be $758,000, and is being amortized over a five-year period. The amortization is included in equity in net loss of affiliate in the accompanying statement of operations as well as the Company's share of ETNV's net loss for the period and the elimination of the Company's share of gross profit included in ETNV's prepaid license fees at July 31, 1996.

(4)    ISSUANCES OF COMMON STOCK

On March 8, 1996, the Company completed a private placement of 350,000 shares of the Company's common stock at an offering price of $25.00 per share, resulting in net proceeds of approximately $8,337,000. Allen & Company Incorporated, a shareholder of the Company, acted as the placement agency in this transaction and received a fee of approximately $350,000.

During the first six months of the current fiscal year, Excalibur issued approximately 101,000 shares of common stock upon the exercise of options ranging from $3.11 to $16.64 per share, resulting in total cash proceeds to the Company of approximately $1,098,000.

Item 2.     Management's Discussion and Analysis of Financial Condition
                and Results of Operations

Overview

The Company principally earns revenue from licensing its software to value-added resellers, system integrators, original equipment manufacturers, strategic partners and other customers through a direct sales force. Revenues are provided from sales to new customers and sales to current customers for additional users, upgrades to newer product versions, telephone support, and other services.

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

Results of Operations

Total revenues for the second quarter ended July 31, 1996 were $4,319,000, a one percent increase over total revenues of $4,257,000 in the second quarter last year. The net loss for the quarter ended July 31, 1996 was $2,313,000, or $0.19 per common share, compared to a net loss of $499,000 or $0.04 per common share, for the second quarter of the prior fiscal year.

Revenues for the first six months of the current fiscal year increased 5% to $8,320,000 compared with $7,898,000 reported for the same period in the prior fiscal year. The net loss for this six month period was $4,038,000, or $.33 per common share, compared with a net loss of $1,103,000, or $.10 per common share, for the same period last year.

The following charts summarize the components of revenues and the categories of expenses, including the amounts expressed as a percentage of total revenues, for the three and six month periods ended July 31, 1996 and 1995 (dollars in thousands).


                                        Three months ended July 31
                                         1996                    1995
                                 --------------------   ----------------------
                                  Amount         %       Amount          %
                                 ---------   --------   ---------    ---------
Revenues:
    Software                     $  3,262       76 %    $  3,410         80 %
    Maintenance                     1,057       24           847         20
                                 =========   ========  ==========    =========
                                 $  4,319      100 %    $  4,257        100 %
                                 =========   ========  ==========    =========
Expenses:
    Sales and marketing          $  3,521       82 %    $  1,783         42 %
    Research and product
        development                 1,804       42         1,178         28
    General and administrative      1,085       25           974         23
    Cost of software revenues         191        6*          320          9*
    Cost of maintenance
        revenues                      195       18*          142         17*
    Other                             --        --           490         12
                                 =========   ========  ==========    =========
                                 $  6,796      157 %    $  4,887        115 %
                                 =========   ========  ==========    =========


                                            Six months ended July 31
                                          1996                    1995
                                 --------------------  -----------------------
                                    Amount      %         Amount        %
                                 ---------  ---------  ---------   -----------
Revenues:
    Software                     $  6,241      75  %   $  6,303         80  %
    Maintenance                     2,079      25         1,595         20
                                 =========  =========  =========   ===========
                                 $  8,320     100  %   $  7,898        100  %
                                 =========  =========  =========   ===========
 Expenses:
    Sales and marketing          $  6,624      80  %   $  3,863         49  %
    Research and product
        development                 3,421      41         2,295         29
    General and administrative      1,940      23         1,749         22
    Cost of software revenues         349       6*          578          9*
    Cost of  maintenance
        revenues                      379      18*          271         17*
    Other                             --       --           490          6
                                 =========  =========  =========   ===========
                                 $ 12,713     153  %   $  9,246        117  %
                                 =========  =========  =========   ===========

 *expressed as a percentage of related revenues

Software revenues declined 4% in the current quarter to $3,262,000 from $3,410,000 in the comparable period of the prior fiscal year. Sales of the Company's RetrievalWare products increased in the quarter but the increase was more than offset by a decline in the sales of the Company's EFS (Electronic Filing Software) product. Factors that are expected to benefit RetrievalWare product revenues throughout the remainder of the current fiscal year include product marketing and promotion programs, more effective selling efforts, the availability of new releases of the product in the second half of the current fiscal year and the recent announcement of the visual version of the product. Software revenues obtained from the sale of products in the Federal and international areas increased in the current quarter compared with the last year's second quarter, but North American commercial product revenues declined sharply in the quarter. The Company believes that the major changes discussed below that occurred in the North American sales organization adversely affected sales efforts in the quarter while the changes were being implemented. Overall, the number of new software licenses sold in the current quarter increased compared with the prior year. However, revenues related to the initial signing of software licenses in the commercial online and OEM areas have not been as large as originally expected for the current fiscal year. Due to the current quarter decline primarily, software revenues decreased by 1% in the six-month period ended July 31, 1996 to $6,241,000 from $6,303,000 in the corresponding six-month period of the prior fiscal year.

New business developments in the current quarter included the establishment of strategic partner relationships with industry leaders Informix and Computer Associates, among others, in order to expand the installed base of end-user customers and the license of the Company's new visual RetrievalWare solution to Keyware Technologies. The Company extended its international operations through the establishment of Excalibur Technologies N.V., a Belgian affiliate incorporated in June 1996 for the purpose of marketing, selling and supporting the Company's products within a territory including Belgium, The Netherlands, Austria, Italy, Germany, Denmark, Norway, Sweden, Finland, Switzerland and Luxembourg, as discussed in Note 3 to the consolidated financial statements included herein.

Maintenance revenues were $1,057,000 and $2,079,000, respectively, in the three- and six-month periods ended July 31, 1996 compared with $847,000 and $1,595,000, respectively in the corresponding periods of the prior fiscal year. The increases in each period were due to the expanding EFS customer base and the current year amortization of revenue deferred last year for the maintenance and support of software licensed to customers with large installations of the RetrievalWare software product.

In the current quarter, the Company continued to invest in the business as planned, despite the revenue performance, by increasing product development, sales and marketing expenditures; expanding its facilities; enhancing productivity through the acquisition of upgraded computers; and investing in expanded distribution channels. The major investment in product development during the current fiscal year has resulted in the new products and new product features that were announced in the current quarter and are expected to begin shipping to customers in the second half of the current fiscal year. The Company has made large expenditures in the marketing of the new products and the continuation of the program to significantly increase potential customer recognition of the Company and the Retrieval Ware product brand name. In the current year, the Company has built what the Company believes will be a more effective organization to provide intranet and other high-end information retrieval solutions directly to large corporate, government and other institutional customers and to support the distribution of the Company's products through major reseller channels managed by large strategic partners. As a result, the North American sales group has been overhauled, with the rate of change accelerated in the second quarter of the current fiscal year. There are new personnel throughout the organization and new sales leadership.

Consequently, these and other activities resulted in total expenses for the current quarter of $6,796,000, a 39% increase from total expenses of $4,887,000 in the corresponding quarter of the previous fiscal year. For the year, total expenses increased by 37%, to $12,713,000 in the six-month period ended July 31, 1996 from $9,246,000 in the same period a year ago. Total headcount has increased from 126 people at the beginning of the current fiscal year to 172 employees at July 31, 1996. The current year total expense amounts represent 157% and 153% of total revenues, respectively, for the three and six months ended July 31, 1996. The comparative percentages for the corresponding prior fiscal year periods were 115% and 117%, respectively.

Sales and marketing costs increased 97% in the current quarter, from $1,783,000 in the prior year quarter to $3,521,000 in the current year. In the six-month period ended July 31, 1996, sales and marketing expenses increased by 71%, from $3,863,000 in the prior fiscal year to $6,624,000 in the current fiscal year period. On a net basis, the Company has added employees to the sales, marketing and business development staffs. As a result, salaries, benefits, commissions, travel, recruiting fees and other employee costs have increased significantly between fiscal years. The Company incurred increased costs in connection with its product promotion and brand recognition programs. The Company has been very active in demonstrating its products at trade shows and industry meetings, creating new product literature and advertising in computer industry trade publications. The Company has also engaged the services of a public relations firm to assist its marketing efforts resulting in increased consulting costs in the current fiscal year.

Research and product development costs increased 53% and 49%, respectively, in the quarter and six-month period July 31, 1996 compared with the corresponding prior fiscal year periods. Such expenses were $1,804,000 and $3,421,000, respectively, in the threeand six-month periods ended July 31, 1996, and they were $1,178,000 and $2,295,000, respectively, in the comparable periods of the prior fiscal year. Most of the increases relate to the addition of new employees to the technical staff in the current fiscal year and to the expansion of the product development facilities. Consequently, salaries and other employee costs have increased between years as well as office rent, equipment costs and computer equipment depreciation.

General and administrative expenses have increased in the current fiscal year. Such costs increased 11% in the current quarter to $1,085,000 compared with $974,000 in last year's second quarter. On a year-to-date basis, general and administrative costs have increased also by 11%, to $1,940,000 in the current fiscal year compared with $1,749,000 in the prior fiscal year. Costs for the three- and six-month periods ended July 31, 1996 include charges of $29,000 and $129,000, respectively, to increase the allowance for doubtful accounts. Payroll and other employee costs associated with additions to the administrative staff in the areas of human resources, investor relations, information systems and financial analysis will increase costs in the second half of the current fiscal year.

The cost of software revenues declined by $129,000 and $229,000, respectively, in the three- and six-month periods ended July 31, 1996. These costs were $191,000 and $320,000, respectively, in the quarters ended July 31, 1996 and 1995, and $349,000 and $578,000, respectively, in the six-month periods ended July 31, 1996 and 1995. The Company negotiated an amendment to a third-party royalty agreement resulting in a reduction in the royalty rate applicable to revenues derived from the sale of RetrievalWare products. In addition, activity conducted pursuant to development contracts was greater in the prior year. The cost of maintenance revenues increased in the current quarter and in the six-month period ended July 31, 1996 compared with the comparable periods of the prior fiscal year due primarily to the increased costs associated with supporting the larger installed base of RetrievalWare end users. However, the cost of maintenance, expressed as a percentage of maintenance revenues has remained relatively constant between fiscal years. Such percentage was 18% in both the three- and six-month periods ended July 31, 1996 and it was 17% in both the three- and six-month periods ended July 31, 1995. The costs were $195,000 and $142,000, respectively, in the quarters ended July 31, 1996 and 1995, and they were $379,000 and $271,000, respectively, in the six-month periods ended July 31, 1996 and 1995.

Expenses for both the three- and six-month periods ended July 31, 1995 included $490,000 in legal, accounting and other costs associated with the merger with ConQuest.

As a result of an increased level of investments and improved rates of return, net interest income increased to $223,000 and $414,000, respectively, in the three- and six-month periods ended compared with $131,000 and $245,000, respectively, in the corresponding periods of the prior fiscal year. As discussed in Note 3 to the consolidated financial statements contained herein, the Company recorded its equity in the net loss of its newly-created affiliate, ETNV, for the quarter ended July 31, 1996. This charge, totaling $59,000, is contained in the other expense section of the accompanying consolidated statement of operations.

Liquidity and Capital Resources

In the six months ended July 31, 1996, the Company's combined balance of cash, cash equivalents and investments in marketable securities increased by $2,675,000 to $15,919,000 as summarized below (in thousands). At July 31, 1996 and January 31, 1996, investments in marketable securities consisted of U.S. Treasury Bills with maturities of less than one year.


                         July 31,      January 31,
                           1996           1996         Change
                         ----------    -----------   -----------
          Cash and cash
            equivalents  $  2,171      $  2,903      $   (732)
          Investments      13,748        10,341         3,407
                         ==========    ===========   ===========
            Total        $ 15,919      $ 13,244      $  2,675
                         ==========    ===========   ===========

As indicated in Note 4 to the Consolidated Financial Statements contained herein, the Company completed a private placement sale of its common stock in March, 1996. The increase in investments during the current fiscal year was due to the receipt of the net proceeds of the offering, approximately $8,337,000. The Company also received approximately $1,098,000 cash proceeds from the exercise of employee stock options in the current fiscal year. There can be no assurance that the Company will be able to obtain such funds from investors and employees in the future, if required.

Cash was used to fund the net loss for the six month period ended July 31, 1996 of $4,038,000 and to pay obligations accrued at January 31, 1996 including commissions, bonuses, restructuring costs and payroll taxes collected in connection with the exercise of employee stock options. Cash was used to prepay corporate insurance premiums, to purchase computer equipment and furniture for new employees and to fund the necessary improvements made to leased office space in Vienna, Virginia, now serving as the Company's corporate headquarters.

In July 1996, the Company made a cash investment of $488,000 in Excalibur Technologies N.V. thereby acquiring approximately 13.2% of the outstanding voting capital stock. This transaction is discussed in Note 3 to the consolidated financial statements contained herein.

Accounts receivable decreased by $359,000 to a balance of $6,958,000 at July 31, 1996, before reduction for the allowance for doubtful accounts. The comparable balance at January 31, 1996 was $7,317,000. The number of days sales outstanding rose in the period due primarily to outstanding balances with extended payment terms. The Company also reclassified the discounted amount of an installment payment due from a customer in June 1997, approximately $277,000, from noncurrent assets to accounts receivable in the current fiscal year. As indicated above, the Company added $129,000 to the allowance for doubtful accounts in the period and wrote-off $121,000 in uncollectible accounts that were specifically reserved for at January 31, 1996. Management believes that the allowance for doubtful accounts of $383,000 at July 31, 1996 is adequate.

The Company's current balances of cash, cash equivalents and investments, together with funds anticipated from future operations, are expected to provide sufficient cash to meet the Company's current projected needs for the remainder of the current fiscal year, including the payment of the remaining restructuring costs, and the purchase of computer equipment for new employees.

Factors That May Affect Future Results

The Company believes that the market for the Company's software products is growing rapidly and that the Company's business environment is characterized by rapid technological changes, changes in customer requirements, new emerging market segments and increased competition. Consequently, to compete effectively, the Company must make frequent new product introductions and enhancements and deploy sales and marketing resources to take advantage of new business opportunities. The ability of the Company to achieve and manage the expected growth of the business and to develop new products will depend on the Company's success in retaining its key personnel and adding new employees with appropriate skills at the right times. Failure to make timely product introductions and enhancements or to capitalize on new market opportunities as they emerge may adversely affect future operating results.

The Company's operations are also subject to certain other risks and uncertainties including, among others, the effectiveness of actual and potential competition, the success of the Company's relationships with its strategic partners and other distributors of the Company's products, and the risks associated with acquisitions and international expansion. The Company's business is seasonal. Typically, revenues in the first half of the fiscal year, particularly in the first quarter, are lower than total revenues in the second half of the fiscal year. Revenues generated from product licenses can vary significantly within a period due to the relatively long sales cycle, variations in the size of license agreements, and the number of shipments made. Historically, the volume of customer orders and product shipments is greatest at the end of a reporting period, and the Company often recognizes a significant portion of license revenue towards the end of each fiscal period. Deferred revenues of $2,345,000 at July 31, 1996, related primarily to maintenance agreements and training, are not expected to cause significant fluctuations in future quarterly revenue.

The Company has significant net operating loss carryforwards ("NOLs") of approximately $51,592,000. The deferred tax assets representing the benefits of the NOLs have been offset completely by a valuation allowance due to the Company's lack of an earnings history. The Company incurred a net loss of $4,038,000 for the six months ended July 31, 1996, incurred cumulative losses of approximately $18,591,000 over the last three fiscal years and the accumulated deficit of the Company at July 31, 1996 was $40,484,000. The realization of the benefits of the NOLs is dependent on sufficient taxable income in future fiscal years. Lack of future earnings, or a change in the ownership of the Company, could adversely affect the Company's ability to utilize the NOLs. Further, because there was a change in the ownership of ConQuest last year, the Company's ability to utilize NOLs relating to ConQuest of approximately $2,855,000 may be limited. Despite the NOL carryforwards, the Company may have income tax liability in future years due to the application of the alternative minimum tax rules of the Internal Revenue Code.

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

Item 1.     Legal Proceedings                                    None.


Item 2.     Changes in Securities                                None.


Item 3.     Defaults upon Senior Securities                      None.


Item 4.     Submission of Matters to Vote of Security Holders

(a)  The 1996 Annual Meeting of Shareholders was held on June 28, 1996.

(b) The following individuals were elected to serve as the Board of Directors for the terms expiring at the 1997 Annual Meeting:

                                           Number of Shares Voted
                                           ----------------------
                                             For       Withheld
                                             ---       --------
                 Richard M. Crooks, Jr    9,712,636     284,549
                 Patrick C. Condo         9,717,345     279,840
                 Edwin R. Addison         9,711,487     285,698
                 James W. Dowe,  III      9,423,018     574,167
                 Jay H. Diamond           9,370,343     626,842
                 J. M. Kennedy            9,369,333     627,952
                 W. Frank King, III       9,716,845     280,340
                 Philip J. O'Reilly       9,370,343     626,842
                 Donald R. Keough         9,716,945     280,240
                 John G.McMillian         9,717,032     280,153
                 Shawn C.Viguerie         9,769,708     227,477


(c) The shareholders voted 9,496,748 shares in the affirmative and 467,963 shares in the negative to approve adoption of an amendment to the Company's Certificate of Incorporation to increase the number of shares of common stock, par value $.01 per share, from 20,000,000 to 40,000,000 shares.

(d) The shareholders voted 6,969,410 shares in the affirmative and 745,776 shares in the negative to approve an increase in the number of shares of common stock which may be granted under the 1989 Incentive Plan from 2,450,000 to 3,450,000.

(e) In the only other matter voted upon, the shareholders voted 7,871,911 shares in the affirmative and 141,356 shares in the negative to approve the Excalibur Technologies 1996 Employee Stock Purchase Plan.


Item 5.     Other Information                                    None.


Item 6.     Exhibits and Reports on Form 8-K                     None.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                 EXCALIBUR TECHNOLOGIES CORPORATION



September 13, 1996                  By:/s/Patrick C. Condo
                                    ----------------------
                                    Patrick C. Condo
                                    President and Chief Executive Officer



September 13, 1996                  By:/s/James H. Buchanan
                                    -----------------------
                                    James H. Buchanan
                                    Chief Financial Officer