Form 10-Q
period 1996-10-31
EXCALIBUR TECHNOLOGIES CORP
filed 1996-12-06
CIK 316222

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-Q

                                    (Mark One)

               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended October 31, 1996

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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes x No__

As of December 4, 1996, 12,437,025 shares of the registrant's Common Stock, par value $0.01 per share, were outstanding.

                   EXCALIBUR TECHNOLOGIES CORPORATION

                       QUARTERLY REPORT ON FORM 10-Q
                 FOR THE QUARTER ENDED OCTOBER 31, 1996

                            TABLE OF CONTENTS


                     PART I .  FINANCIAL INFORMATION


Item 1.    Financial Statements:                                  Page

           Consolidated Balance Sheets
           October 31, 1996 and January 31, 1996....................3

           Consolidated Statements of Operations
           Three-month and nine-month periods ended
           October 31, 1996 and 1995 ...............................4

           Consolidated Statements of Cash Flows
           Nine-month periods ended October 31, 1996 and 1995.......5

           Notes to Consolidated Financial Statements...............6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.....................11



                            PART II. OTHER INFORMATION

Items 1. - 6.......................................................19


Signatures ........................................................20

                        EXCALIBUR TECHNOLOGIES CORPORATION

                            CONSOLIDATED BALANCE SHEETS
                       (in thousands, except per share data)
                      ASSETS
                                                      October 31,   January 31,
                                                          1996         1996
                                                       (unaudited)
                                                         --------    --------
Current Assets:
   Cash and cash equivalents .........................   $  3,047    $  2,903
      U.S. government securities, at cost ............     10,856      10,341
   Accounts receivable, net of allowance for
      doubtful accounts of $386 and $375, respectively      7,823       6,942
   Prepaid expenses and other ........................        943         582
                                                         --------    --------
        Total current assets .........................     22,669      20,768

Equipment and leasehold improvements, net of
   accumulated depreciation of $3,842 and
$2,838,respectively ..................................      2,956       1,943
Investment in affiliate (Note 3) .....................      1,132        --
Other assets .........................................         67         335
                                                         --------    --------
                                                         $ 26,824    $ 23,046
                                                         ========    ========
      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable ..................................   $  1,428    $  1,005
   Accrued expenses ..................................      2,126       2,999
   Deferred revenues .................................      2,490       2,759
   Deferred compensation .............................      1,001       1,032
                                                         --------    --------
        Total current liabilities ....................      7,045       7,795
                                                         --------    --------
Shareholders' Equity:
   5% Cumulative convertible preferred stock,
        $0.01 par value, preference in liquidation
        $10 per share, 1,000 shares authorized,
        27 shares issued and outstanding .............        271         271
   Common stock, par value $0.01, 40,000
        shares authorized; 12,418 and 11,953
        shares issued and outstanding, respectively ..        124         119
   Additional paid-in capital ........................     61,661      51,272
   Accumulated deficit ...............................    (42,208)    (36,446)
   Cumulative translation adjustment .................        (69)         35
                                                         --------    --------
        Total shareholders' equity ...................     19,779      15,251
                                                         --------    --------
                                                         $ 26,824    $ 23,046
                                                         ========    ========
     The accompanying notes to the consolidated financial statements are an integral part of these consolidated balance sheets.

                                       3

                        EXCALIBUR TECHNOLOGIES CORPORATION

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (unaudited)
                       (in thousands, except per share data)
                                          Three months ended     Nine months ended
                                              October 31             October 31
                                           1996       1995        1996        1995
                                        --------    --------    --------    --------
REVENUES:
   Software .........................   $  4,727     $ 3,940    $ 10,968    $ 10,243
   Maintenance ......................      1,084       1,066       3,163       2,662
                                        --------    --------    --------    --------
                                           5,811       5,006      14,131      12,905
                                        --------    --------    --------    --------

EXPENSES:
   Sales and marketing ..............      3,832       2,381      10,456       6,244
   Research and product development .      2,136       1,226       5,557       3,522
   General and administrative .......      1,000         861       2,940       2,610
   Cost of software revenues ........        396         456         746       1,033
   Cost of maintenance revenues .....        225         143         603         415
   Merger costs (Note 1) ............       --          --          --           490
                                        --------    --------    --------    --------
                                           7,589       5,067      20,302      14,314
                                        --------    --------    --------    --------
Operating loss ......................     (1,778)        (61)     (6,171)     (1,409)

OTHER INCOME/ (EXPENSES):
     Interest income, net ...........        177         169         591         414
     Equity in net loss of affiliate        (123)       --          (182)       --
                                        --------    --------    --------    --------

Net (loss) income ...................     (1,724)        108      (5,762)       (995)
Dividends on preferred stock ........          3           3          10          10
                                        --------    --------    --------    --------

Net (loss) income applicable to
common stock ........................   $ (1,727)   $    105    $ (5,772)   $ (1,005)
                                        ========    ========    ========    ========

Net (loss) income per common share ..   $  (0.14)   $   0.01    $  (0.47)   $  (0.09)
                                        ========    ========    ========    ========
Weighted-average number of common
shares outstanding ..................     12,413      11,540      12,321      11,403
                                        ========    ========    ========    ========


          The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

                        EXCALIBUR TECHNOLOGIES CORPORATION

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (unaudited)
                                  (in thousands)
                                                       For the nine months ended
                                                                October 31
                                                             1996        1995
                                                          ---------   ----------
Cash Flows from Operating Activities:
   Net loss ...........................................   $ (5,762)   $   (995)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
        Depreciation and amortization .................        998         781
        Equity in net loss of affiliate ...............        182        --
        Loss on disposal of assets ....................          7          14
        Compensation paid in common stock .............       --            65
   Changes in operating assets and liabilities:
        Accounts receivable, net ......................       (730)       (917)
        Prepaid expenses and other ....................        (59)       (298)
        Accounts payable and accrued expenses .........       (487)       (770)
        Deferred revenues .............................       (311)       (122)
   Adjustment for change in fiscal year of ConQuest ...       --          (181)
                                                          --------    --------
   Net cash used in operating activities ..............     (6,162)     (2,423)
                                                          --------    --------
Cash Flows from Investing Activities:
   Purchase of investments ............................    (14,505)     (8,600)
   Proceeds from maturities of investments ............     13,990       7,911
   Investment in affiliate ............................       (557)       --
   Purchases of equipment and leasehold improvements ..     (2,012)       (462)
                                                          --------    --------
   Net cash used in investing activities                    (3,084)     (1,151)
                                                          --------    --------
Cash Flows from Financing Activities:
   Proceeds from the issuance of common stock .........      9,603       3,346
   Proceeds from notes payable ........................       --           238
   Repayment of notes payable and capital leases ......        (14)       (540)
   Dividends paid .....................................       --           (14)
                                                          --------    --------
   Net cash provided by financing activities ..........      9,589       3,030
                                                          --------    --------
   The Effect of Exchange Rate Changes on Cash ........       (199)          9
                                                          --------    --------
Net increase (Decrease) in Cash and Cash Equivalents ..        144        (535)
Cash and Cash Equivalents, beginning of period ........      2,903       2,645
                                                          --------    --------
Cash and Cash Equivalents, end of period ..............   $  3,047    $  2,110
                                                          ========    ========
Supplemental Disclosures of Noncash Activities:
  Issuance of warrants to purchase common stock .......   $    758    $   --
  Use of deferred compensation to purchase common stock         33          45

       The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

                   EXCALIBUR TECHNOLOGIES CORPORATION

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            October 31, 1996


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

The Company designs, develops, markets and supports computer software products used for the knowledge retrieval marketplace. The Company also offers consulting, training, maintenance and systems integration services in support of its customers' use of its software products. In addition, the Company performs research and development under contract and licenses proprietary software products for use in compound-document, digital library, positive identification, and online services and knowledge retrieval solutions. Distribution of the Company's products occurs through value-added resellers, system integrators, original equipment manufacturers, other distributors and a direct sales force to North American and international customers including commercial firms in various industries and government agencies.

The Company's operations are subject to certain risks and uncertainties including, among others, actual and potential competition by entities with greater financial resources, experience and market presence than the Company; the success of the Company's product marketing and product distribution strategies; risks associated with acquisitions and international expansion; the need to manage growth; and certain technology risks. The Company incurred a net loss of $5,762,000 in the nine months ended October 31, 1996, incurred cumulative losses of approximately $18.6 million over the last three fiscal years and the accumulated deficit of the Company at October 31, 1996 was $42,208,000.

Acquisition of ConQuest Software, Inc.

In July 1995, the Company acquired ConQuest, a private company located in Columbia, Maryland, engaged in the business of providing natural language text management software tools. The former shareholders of ConQuest received approximately 1,427,000 shares of common stock of Excalibur in exchange for all of the common stock of ConQuest. Outstanding options to purchase common stock of ConQuest were converted into options to purchase approximately 573,000 shares of Excalibur common stock. The acquisition was accounted for as a pooling of interests and, as such, the accompanying consolidated financial statements reflect the combined results of the pooled businesses for the respective periods presented.

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

These consolidated financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996. In the opinion of management, the comparative and consolidated financial statements for the fiscal periods presented herein include all adjustments that are normal and recurring which are necessary for a fair statement of the results for the interim periods. The results of operations for the three- and nine-month periods ended October 31, 1996 are not necessarily indicative of the results for the entire fiscal year ending January 31, 1997.

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

Research and Development Costs

No product development costs were capitalized, and there were no capitalized costs not yet amortized, during the three- and nine-month periods ended October 31, 1996 and 1995.

Cash, Cash Equivalents and Marketable Securities

For purposes of the balance sheets and statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of funds deposited in money market accounts. U.S. government securities are considered investments and are excluded from cash equivalents regardless of their maturities. Under the Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting For Certain Investments in Debt and Equity Securities," the Company considers its marketable securities as held-to-maturity securities. Accordingly, marketable securities, consisting entirely of U.S. government securities, are carried at cost, adjusted for premium and discount amortization. At October 31, 1996 and January 31, 1996, the aggregate fair value of the securities based upon quoted market prices was $10,856,00 and $10,345,000, respectively.

Net (Loss) Income Per Common Share

Net (loss) income per common share has been computed by dividing the net (loss) income, less dividends on preferred stock, by the weighted-average number of common shares outstanding during each period. Common stock equivalents (stock options, warrants and cumulative convertible preferred stock) were excluded from the net loss per share computations because of their anti-dilutive effect. Common stock equivalents were excluded from the net income per share computation for the three months ended October 31, 1995 because their dilutive effect was immaterial.

Income Taxes

Due to the net losses reported for the three- and nine-month periods ended October 31, 1996 and 1995, no income taxes were provided in the periods.

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


(3)    INVESTMENT IN AFFILIATE

In July 1996, the Company authorized the use of its name by Excalibur Technologies N. V. ("ETNV"), a Belgian company incorporated in June 1996 for the purpose of selling and marketing the Company's products and services within a large territory including most of Northern Europe and Italy. The Company contributed approximately $488,000 in cash to ETNV in consideration for 13.2% of its voting capital stock. In connection with the organization of ETNV, the Company issued warrants to purchase 148,500 shares of the Company's common stock to certain shareholders of ETNV. The warrants are exercisable at a price of $22.00 per share for seven years but only if ETNV achieves certain financial objectives. The value of the warrants was estimated to be $758,000, and is included at October 31, 1996 in the investment in affiliate account, net of amortization, contained in the accompanying balance sheet.

The Company granted to ETNV an exclusive license (the "License") to distribute certain of the Company's products to other authorized resellers and customers in the territory for approximately five (5) years. If the revenues of ETNV in the fifth year exceed a certain level, the License shall be automatically renewed. If the License is not renewed, the other shareholders of ETNV may exercise options to sell their shares to the Company according to a revenue-based formula. The Company recorded revenue of approximately $335,000 and $695,000 in the three- and nine-month periods ended October 31, 1996 related to the License.

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

The excess of the Company's investment in ETNV over its share of ETNV's shareholders' equity is estimated to be $827,000, and is being amortized over a five-year period. The amortization is included in equity in net loss of affiliate in the accompanying statements of operations as well as the Company's share of ETNV's net loss for the periods and the elimination of the Company's share of gross profit included in ETNV's prepaid license fees at October 31, 1996.

(4)    ISSUANCES OF COMMON STOCK

On March 8, 1996, the Company completed a private placement of 350,000 shares of the Company's common stock at an offering price of $25.00 per share, resulting in net proceeds of approximately $8,337,000. Allen & Company Incorporated, a beneficial owner excluding affiliates of approximately 25% of the Company's outstanding common stock, acted as the placement agency in this transaction and received a fee of approximately $350,000.

During the first nine months of the current fiscal year, Excalibur issued approximately 115,000 shares of common stock upon the exercise of options ranging from $3.11 to $16.64 per share, resulting in total cash proceeds to the Company of approximately $1,266,000.

Item 2.     Management's Discussion and Analysis of Financial Condition
                and Results of Operations

Overview

The Company principally earns revenue from licensing its software to value-added resellers, system integrators, original equipment manufacturers, strategic partners and other customers through a direct sales force. Revenues are provided from sales to new customers and sales to current customers for additional users, upgrades to newer product versions, telephone support, and other services. End users of the Company's software products include commercial businesses and government agencies throughout North America, Northern Europe and other parts of the world.

The Company believes that it provides the only enterprise-wide, accurate, scaleable, secure, knowledge-retrieval software solution capable of supporting both text and image information assets, and that these factors differentiate its products from other search engines, toolkits and text retrieval products. The Company's Excalibur RetrievalWare and Excalibur Visual RetrievalWare products deliver a unified software solution for text and visual information retrieval. The Company is committed to empowering organizations and enabling people to transform information into knowledge and is focused on capturing the intranet and high-end of the market for knowledge retrieval.

Results of Operations

Total revenues for the third quarter ended October 31, 1996 were $5,811,000, a 16 percent increase over total revenues of $5,006,000 in the third quarter last year. The net loss for the quarter ended October 31, 1996 was $1,724,000, or $0.14 per common share, compared to net income of $108,000, or $0.01 per common share, for the third quarter of the prior fiscal year. Revenues for the first nine months of the current fiscal year increased 10% to $14,131,000 compared with $12,905,000 reported for the same period in the prior fiscal year. The net loss for this nine-month period was $5,762,000, or $0.47 per common share, compared with a net loss of $995,000, or $0.09 per common share, for the same period last year.

The following charts summarize the components of revenues and the categories of expenses, including the amounts expressed as a percentage of total revenues, for the three- and nine-month periods ended October 31, 1996 and 1995 (dollars in thousands).

                                         Three months ended October 31,
                                          1996                    1995
                                  --------------------   ----------------------
                                    Amount      %         Amount        %
                                  ---------  ---------   ---------  -----------
Revenues:
  Software                        $   4,727       81 %   $   3,940       79 %
  Maintenance                         1,084       19         1,066       21
                                  =========   ========   =========   ========
                                  $   5,811      100 %   $   5,006      100 %
                                  =========   ========   =========   ========
Expenses:
  Sales and marketing             $   3,832       66 %   $   2,381       48 %
  Research and product
    development                       2,136       37         1,226       24
  General and administrative          1,000       17           861       17
  Cost of software revenues             396        8 *         456       12 *
  Cost of maintenance
    revenues                            225       21 *         143       13 *
                                  =========   ========   =========   ========
                                  $   7,589      131 %   $   5,067      101 %
                                  =========   ========   =========   ========


                                          Nine months ended October 31,
                                          1996                    1995
                                  --------------------   ----------------------
                                    Amount      %         Amount        %
                                  ---------  ---------   ---------  -----------
Revenues:
  Software                        $  10,968       78 %   $  10,243       79 %
  Maintenance                         3,163       22         2,662       21
                                  =========   ========   =========   ========
                                  $  14,131      100 %   $  12,905      100 %
                                  =========   ========   =========   ========

Expenses:
  Sales and marketing             $  10,456       74 %   $   6,244       48 %
  Research and product
    development                       5,557       39         3,522       27
  General and administrative          2,940       21         2,610       20
  Cost of software revenues             746        7*        1,033       10*
  Cost of maintenance
    revenues                            603       19*          415       16*
  Merger costs                         --         --           490        4
                                  =========   ========   =========   ========
                                  $  20,302      144 %   $  14,314      111 %
                                  =========   ========   =========   ========

 *expressed as a percentage of related revenues

Software revenues increased 20% in the current quarter to $4,727,000 from $3,940,000 in the comparable period of the prior fiscal year. Sales of the Company's Excalibur RetrievalWare products increased significantly in the quarter with revenues related to this product increasing 97% from the third quarter last year, and, for the first time, Excalibur RetrievalWare software revenues exceeding revenues from any other of its products. The Company believes that Excalibur RetrievalWare product revenues increased in the quarter as the result of various factors including product marketing and promotion programs, more effective selling efforts, the availability of a major new release of the product and the recent introduction of the visual version of the product. Strong demand for the Company's software products overseas continued in the quarter. Software revenues obtained from the sale of products in Europe and the Pacific Rim region increased 109% from last year's revenues in these areas. Major changes made to the North American sales organization earlier in the current fiscal year favorably affected revenues in the quarter. Although total software revenues derived from sales to commercial North American customers in the quarter were slightly less than last fiscal year, the revenues increased substantially from the second quarter of the current fiscal year. Overall, the average size of a software license sale increased in the quarter, although, due to continuing competitive pressures, revenues related to the initial signing of software licenses in the commercial area have not been as large as originally expected for this fiscal year.

New business developments in the current quarter included the establishment of a long-term agreement with Sequent Computer Systems, Inc. to market and sell Excalibur RetrievalWare as a critical enabling technology to Sequent's business information capture, storage and retrieval solutions and an expansion of the Company's strategic partner relationship with Informix whereby the Company is developing, for resale by the Company, three Informix Universal Server Datablade modules. There were also several significant new applications of Excalibur RetrievalWare by North American commercial customers. The World Bank licensed Excalibur RetrievalWare in order to incorporate the product into its intranet and standardize the way in which 10,000 employees worldwide can access and find organizational information regardless of its data type or location. Sierra
On-Line and P.F.Collier licensed Excalibur RetrievalWare to provide high-performance information search and retrieval in a new CD-rom-based electronic encyclopedia.

Due to the current quarter increase, software revenues increased 7% in the nine-month period ended October 31, 1996 to $10,968,000 from $10,243,000 in the corresponding nine-month period of the prior fiscal year.

Maintenance revenues were $1,084,000 and $3,163,000, respectively, in the three- and nine-month periods ended October 31, 1996 compared with $1,066,000 and $2,662,000, respectively, in the corresponding periods of the prior fiscal year. The increases in each period were due to the expanding base of Excalibur RetrievalWare and EFS customers.

In the current quarter, the Company continued to invest in the business as planned primarily by increasing product development, sales and marketing expenditures; and investing in expanded distribution channels and the organization infrastructure. The major investment in product development during the current fiscal year has resulted in new products and new product features. The Company recently introduced Excalibur RetrievalWare Version 6.0 as a comprehensive software solution for enterprise knowledge retrieval. This product delivers access to a variety of information resources including real-time, archival and legacy data and text documents in multiple languages. The Company has also announced the availability of Excalibur Visual RetrievalWare, an application development environment product that enables users to search for visual information directly from their intranets, corporate databases, the Internet and other sources. Yahoo!, a leading guide to the Internet, is the first to use this product to provide intelligent image-based searching over the Internet. The Company has made large expenditures in the marketing of the new products and the continuation of the program to significantly increase potential customer recognition of the Company and the Excalibur RetrievalWare product brand name. In the current year, the Company has built what the Company believes will be a more effective organization and sales management team to provide intranet and other high-end information retrieval solutions directly to large corporate, government and other institutional customers and to support the distribution of the Company's products through major reseller channels managed by large strategic partners.

Consequently, these and other activities resulted in total expenses for the current quarter of $7,589,000, a 50% increase from total expenses of $5,067,000 in the corresponding quarter of the previous fiscal year. For the year, total expenses increased by 42%, to $20,302,000 in the nine-month period ended October 31, 1996 from $14,314,000 in the same period a year ago. Total headcount has increased from 126 employees at the beginning of the current fiscal year to 181 employees at October 31, 1996. The current year total expense amounts represent 131% and 144% of total revenues, respectively, for the three and nine months ended October 31, 1996. The comparative percentages for the corresponding prior fiscal year periods were 101% and 111%, respectively.

Sales and marketing costs increased 61% in the current quarter, from $2,381,000 in the prior year quarter to $3,832,000 in the current year. In the nine-month period ended October 31, 1996, sales and marketing expenses increased by 67%, from $6,244,000 in the prior fiscal year to $10,456,000 in the current fiscal year period. On a net basis, the Company has added a total of 23 people to the sales, marketing and business development staffs in the current fiscal year. As a result, salaries, benefits, travel, recruiting fees and certain other employee costs have increased significantly between fiscal years. The Company incurred increased costs in connection with its product promotion and brand recognition programs. The Company has been very active in demonstrating its products at trade shows and industry meetings, creating new product literature and advertising in computer industry trade publications. The Company has also engaged the services of a public relations firm to assist its marketing efforts resulting in increased consulting costs in the current fiscal year. In the current year third quarter, the Company recorded employee severance costs, including salaries and benefits amounting to approximately $300,000, related to the termination of certain sales, marketing and business development personnel.

Research and product development costs increased 74% and 58%, respectively, in the quarter and nine-month period ended October 31, 1996 compared with the corresponding prior fiscal year periods. Such expenses were $2,136,000 and $5,557,000, respectively, in the three- and nine-month periods ended October 31, 1996, and they were $1,226,000 and $3,522,000, respectively, in the comparable periods of the prior fiscal year. Most of the increases relate to the addition of new employees to the technical staff in the current fiscal year and to the expansion of the product development facilities. Consequently, salaries and other employee costs have increased between years as well as office rent, equipment costs and computer equipment depreciation.

General and administrative expenses have increased in the current fiscal year. Such costs increased 16% in the current quarter to $1,000,000 compared with $861,000 in last year's third quarter. On a year-to-date basis, general and administrative costs have increased by 13%, to $2,940,000 in the current fiscal year compared with $2,610,000 in the prior fiscal year. Payroll and other employee costs associated with additions to the administrative staff in the areas of human resources, information systems and financial analysis have increased costs in the current fiscal year. In the current fiscal year, the Company also has utilized outside firms to assist in the areas of investor relations and strategic planning resulting in increased consulting expenses.

The cost of software revenues declined by $60,000 and $287,000, respectively, in the three- and nine-month periods ended October 31, 1996. These costs were $396,000 and $456,000, respectively, in the quarters ended October 31, 1996 and 1995, and $746,000 and $1,033,000, respectively, in the nine-month periods ended October 31, 1996 and 1995. The Company negotiated an amendment to a third-party royalty agreement resulting in a reduction in the royalty rate applicable to revenues derived from the license of Excalibur RetrievalWare products. In addition, activity conducted pursuant to development contracts was greater in the prior year. The cost of maintenance revenues increased in the quarter and nine-month periods ended October 31, 1996 compared with the comparable periods of the prior fiscal year due primarily to the increased costs associated with supporting the larger installed base of Excalibur RetrievalWare end users. The costs were $225,000 and $143,000, respectively, in the quarters ended October 31, 1996 and 1995, and they were $603,000 and $415,000, respectively, in the nine-month periods ended October 31, 1996 and 1995.

Expenses in the nine month period ended October 31, 1995 included $490,000 in legal, accounting and other costs associated with the merger with ConQuest.

As a result of an increased level of investments and improved rates of return, net interest income increased to $177,000 and $591,000, respectively, in the three- and nine-month periods ended October 31, 1996 compared with $169,000 and $414,000, respectively, in the corresponding periods of the prior fiscal year. As discussed in Note 3 to the consolidated financial statements contained herein, the Company recorded its equity in the net loss of its affiliate, ETNV, for the quarter and nine-month periods ended October 31, 1996. These charges, totaling $123,000 and $182,000, respectively, are contained in the other expense section of the accompanying consolidated statements of operations.

Liquidity and Capital Resources

In the nine months ended October 31, 1996, the Company's combined balance of cash, cash equivalents and investments in marketable securities increased by $659,000 to $13,903,000 as summarized below (in thousands). At October 31, 1996 and January 31, 1996, investments in marketable securities consisted of U.S. Treasury Bills with maturities of less than one year.

                         October 31,   January 31,
                            1996          1996         Change
                         ----------    -----------   -----------
          Cash and cash
            equivalents  $   3,047     $    2,903    $      144
          Investments       10,856         10,341           515
                         ==========    ===========   ===========
            Total        $  13,903     $   13,244    $      659
                         ==========    ===========   ===========

As indicated in Note 4 to the Consolidated Financial Statements contained herein, the Company completed a private placement sale of its common stock in March, 1996. The increase in investments during the current fiscal year was due to the receipt of the net proceeds of the offering, approximately $8,337,000. The Company also received approximately $1,266,000 cash proceeds from the exercise of employee stock options in the current fiscal year. There can be no assurance that the Company will be able to obtain such funds from investors and employees in the future, if required.

Cash was used to fund the net loss for the nine month period ended October 31, 1996 of $5,762,000 and to pay obligations accrued at January 31, 1996 including commissions, bonuses, restructuring costs and payroll taxes collected in connection with the exercise of employee stock options. Cash was used to prepay corporate insurance premiums, to purchase computer equipment and furniture for new employees and to fund the necessary improvements made to leased office space in Vienna, Virginia, now serving as the Company's corporate headquarters.

In July 1996, the Company made a cash investment of $488,000 in Excalibur Technologies N.V. thereby acquiring approximately 13.2% of the outstanding voting capital stock and incurred costs of approximately $69,000 related to the establishment of this affilate. This transaction is discussed in Note 3 to the consolidated financial statements contained herein.

Accounts receivable increased by $892,000 to a balance of $8,209,000 at October 31, 1996, before reduction for the allowance for doubtful accounts. The comparable balance at January 31, 1996 was $7,317,000. The number of days sales outstanding rose in the period due primarily to outstanding balances with extended payment terms. The Company also reclassified the discounted amount of an installment payment due from a customer in June 1997, approximately $277,000, from noncurrent assets to accounts receivable in the current fiscal year. As indicated above, the Company added $132,000 to the allowance for doubtful accounts in the current fiscal year and wrote-off $121,000 in uncollectible accounts that were specifically reserved for at January 31, 1996. Management believes that the allowance for doubtful accounts of $386,000 at October 31, 1996 is adequate.

The Company's current balances of cash, cash equivalents and investments, together with funds anticipated from future operations, are expected to provide sufficient cash to meet the Company's current projected needs for the remainder of the current fiscal year.

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

The Company's operations are also subject to certain other risks and uncertainties including, among others, the effectiveness of actual and potential competition, the success of the Company's relationships with its strategic partners and other distributors of the Company's products, and the risks associated with acquisitions and international expansion. The Company's business is seasonal. Typically, revenues in the first half of the fiscal year, particularly in the first quarter, are lower than total revenues in the second half of the fiscal year. Revenues generated from product licenses can vary significantly within a period due to the relatively long sales cycle, variations in the size of license agreements, and the number of shipments made. Historically, the volume of customer orders and product shipments is greatest at the end of a reporting period, and the Company often recognizes a significant portion of license revenue towards the end of each fiscal period. Deferred revenues of $2,490,000 at October 31, 1996, related primarily to maintenance agreements and training, are not expected to cause significant fluctuations in future quarterly revenue.

The Company has significant net operating loss carryforwards ("NOLs") of approximately $52,341,000. The deferred tax assets representing the benefits of the NOLs have been offset completely by a valuation allowance due to the Company's lack of an earnings history. The Company incurred a net loss of $5,762,000 for the nine months ended October 31, 1996, incurred cumulative losses of approximately $18,591,000 over the last three fiscal years and the accumulated deficit of the Company at October 31, 1996 was $42,208,000. The realization of the benefits of the NOLs is dependent on sufficient taxable income in future fiscal years. Lack of future earnings, or a change in the ownership of the Company, could adversely affect the Company's ability to utilize the NOLs. Further, because there was a change in the ownership of ConQuest last year, the Company's ability to utilize NOLs relating to ConQuest of approximately $3,233,000 may be limited. Despite the NOL carryforwards, the Company may have income tax liability in future years due to the application of the alternative minimum tax rules of the Internal Revenue Code.

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

                                       ###

The Company can be contacted via e-mail at info@excalib.com or visited at its web site at www.excalib.com.

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

                                    EXCALIBUR TECHNOLOGIES CORPORATION
                                    ----------------------------------



December 5, 1996                    By: /s/ Patrick C. Condo
                                       ---------------------
                                    Patrick C. Condo
                                    President and Chief Executive Officer



December 5, 1996                    By: /s/ James H. Buchanan
                                       ----------------------
                                    James H. Buchanan
                                    Chief Financial Officer