Form 10-K
period 1997-01-31
EXCALIBUR TECHNOLOGIES CORP
filed 1997-04-28
CIK 316222

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended January 31, 1997

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

     Registrant's telephone number, including area code: (703)761-3700

        Securities registered pursuant to Section 12(b) of the Act: None

   Securities registered pursuant to Section 12(g) of the Act:  Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes[X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 21, 1997 (based on the closing sales price as reported on the NASDAQ National Market System) was $40,600,211.

The number of shares outstanding of the registrant's class of common stock as of April 21, 1997 was 12,668,514.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders are incorporated by reference into Part III.

                  The Index to Exhibits begins on Page 22.

                      EXCALIBUR TECHNOLOGIES CORPORATION

                          ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED JANUARY 31, 1997

                                TABLE OF CONTENTS
                                                                     Page

                                    PART I

Item 1.     Business...........................................       1

Item 2.     Properties.........................................       9

Item 3.     Legal Proceedings..................................       9

Item 4.     Submission of Matters to a Vote of Security Holders       9


                                     PART II

Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters................................      10

Item 6.     Selected Financial Data............................      10

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations ...............      13

Item 8.     Financial Statements and Supplementary Data........      21

Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure................      21

                                   PART III

Item 10.    Directors and Executive Officers of the Registrant.      22

Item 11.    Executive Compensation ............................      22

Item 12.    Security Ownership of Certain Beneficial Owners and
            Management.........................................      22

Item 13.    Certain Relationships and Related Transactions.....      22

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K........................................      22

                                     PART I

Item 1.  Business.

Overview

Excalibur Technologies Corporation ("Excalibur") believes it is the pioneer and technology leader in providing enterprise-wide, accurate, scalable and secure knowledge-retrieval software solutions. Excalibur's software products combine two complementary technologies: semantic networks and Adaptive Pattern Recognition Processing (APRP(TM)). Semantic networks leverage lexical knowledge at the highest level, using built-in knowledgebases to search for specific word meanings enriched by related terms and concepts. The APRP(TM) technology identifies patterns in digital data, providing the capability to build content-based retrieval applications for virtually any type of digital information. By integrating these two approaches, Excalibur believes it delivers the most complete and powerful, yet easy to use, knowledge retrieval capabilities available today and provides knowledge workers with intuitive, efficient and accurate access to the meaningful content of all types of digital assets including unstructured text, live information streams, database fields, images and video.

Based on these technologies, Excalibur has developed a comprehensive suite of knowledge retrieval software products including Excalibur RetrievalWare, Excalibur Visual RetrievalWare, and Excalibur EFS (Electronic Filing Software). Excalibur RetrievalWare is a unified family of software components, including libraries, services and applications, that enables developers to build best-of-breed solutions to transform information into knowledge. Excalibur's software solutions deliver capabilities for real-time profiling and retrospective text searching, combined full-text and database searching, word meaning-based semantic searching, fault-tolerant pattern recognition-based searching, statistical searching and a full suite of traditional keyword and Boolean search techniques. Excalibur provides its software solutions to information systems for workgroups, enterprises and distributed wide area networks, including the Internet and World Wide Web. Excalibur RetrievalWare's modular architecture supports parallel processing on distributed, multi-threaded servers and is designed to support both very large databases and large information systems with thousands of users. Excalibur's Visual RetrievalWare delivers content-based retrieval for visual data. Excalibur EFS is a multi-platform, commercial, end-user software application for document imaging and information retrieval.

In July 1995, Excalibur acquired ConQuest Software, Inc. ("ConQuest"), a private company located in Columbia, Maryland, engaged in the business of providing natural language text management software tools. Excalibur issued approximately 1,427,000 shares of Excalibur common stock and options to purchase approximately 572,000 shares of Excalibur common stock to the former ConQuest shareholders and option holders in exchange for all of the outstanding common stock of ConQuest. The transaction was accounted for as a pooling of interests. The consolidated results of operations presented herein reflect the combined results of the pooled business for the respective periods presented.

Excalibur's wholly-owned subsidiary located in the United Kingdom, Excalibur Technologies International, Ltd. ("ETIL"), conducts international sales activities. Except as otherwise noted, Excalibur, ConQuest (the acquired company) and ETIL are collectively referred to hereinafter as the "Company."

The Company licenses its software products to commercial businesses and government agencies throughout North America, Europe and other parts of the world. The Company licenses to end user organizations on a direct basis and also distributes its software products through license agreements with value-added resellers, system integrators, original equipment manufacturers and other strategic partners. As of January 31, 1997, more than 900 customers were using the Company's software products.

The Company can be contacted via e-mail at invest@excalib.com or visited at its web site at www.excalib.com.


Software Retrieval Products

Excalibur's software products are being utilized in a wide-range of applications and solutions including electronic publishing, online information systems, global corporate intranets, intelligence analysis and paper archival systems. Markets include publishing, legal, manufacturing, pharmaceutical, insurance, transportation, financial services, government and many others. A description of each of the Company's products is set forth below.

Excalibur RetrievalWare

Excalibur RetrievalWare offers an advanced, componentized approach to knowledge delivery and an alternative to traditional search and retrieval systems. It is a comprehensive software solution designed for enterprise knowledge retrieval. It is intended to empower users to find mission critical data across multiple data types. By integrating the semantic network and APRP(TM) technologies, Excalibur RetrievalWare delivers superior levels of power and performance throughout the information management process, from data capture and indexing to searching, retrieval and dissemination. The latest version of the product, Excalibur RetrievalWare 6.0, was released in the fourth quarter of the fiscal year ended January 31, 1997.

With semantic networks, users can easily and automatically find the required information in text databases by using all of the power and richness of natural language processing. Excalibur RetrievalWare incorporates syntax, morphology and the actual meaning of words. The baseline semantic network, created from complete dictionaries, a thesaurus and other reference sources, gives users a built-in knowledge base of 400,000 word meanings and over 1.6 million word relationships. Users enter straight-forward plain English queries that are automatically enhanced by the related terms and concepts thereby increasing the opportunity for the return of relevant data. The software recognizes words at the root level, idioms and the multiple meanings of words. An important benefit of this approach is the elimination of the costs associated with defining keywords, building topic trees, establishing expert rules, and sorting and labeling information in database fields. Excalibur RetrievalWare also enables the integration of specialized reference works for legal, medical, finance, engineering and other disciplines.

The APRP(TM) identifies patterns in digital information. In text applications, it provides "fuzzy", fault-tolerant searching with a high degree of precision and recall, giving end-users the ability to retrieve even approximations of search terms with a high degree of confidence that all of the requested information will be returned regardless of errors in spelling or the existence of "dirty data." The software works at high speed and supports the rapid development of multi-language text-retrieval systems.

The major components of Excalibur RetrievalWare are discussed below.

Excalibur RetrievalWare SDK. The Excalibur RetrievalWare SDK (Software Developer's Kit) is a comprehensive set of tools for building knowledge retrieval solutions. At its core is a highly scalable, distributed client/server architecture. Independent server processes maximize the efficiency and reliability of document loading, indexing and query handling, and support security and encryption/decryption features. Dedicated server processes enable integration of text search and relational database (DBMS) storage capabilities through an open DBMS gateway. The client environment is optimized for the development of graphical interfaces using industry standard tools such as Java and Visual Basic. Excalibur RetrievalWare delivers Visual Basic custom controls, remote procedure calls and open server capabilities as well as engine-level, high-level and client/server application program interfaces (APIs). These features speed the development of systems that can support thousands of users and contain custom functionality.

Excalibur RetrievalWare Text Server. Excalibur RetrievalWare text servers are built upon an open and extensible pipeline of indexing, query and display processing modules, offering sophisticated and powerful full-text capabilities for large-scale information systems. The software product includes both semantic network and APRP(TM) search engines and offers a complete range of text retrieval options: word meaning-based and pattern recognition-based searching, natural language searching and fuzzy searching, statistical searching and full Boolean logic searching. The servers can be configured with flexibility, running on different CPUs in a single server, or on any machine in a network of server computers. Using the TCP/IP protocol for communications, the servers run on leading UNIX and Windows/NT platforms and support Windows, Motif, Macintosh and Internet clients.

Excalibur RetrievalWare Web Server. The Excalibur RetrievalWare Web Server is a component solution that interfaces with any HTTP server through a template-based common gateway interface and supports very large scale distributed electronic publishing and enterprise applications on intranets, the Internet, and the World Wide Web. The server deploys a dedicated front-end server, providing the handling of large volumes of user queries and extensible functionality through integration with relational databases, and supports Windows/NT and leading UNIX platforms.

Excalibur RetrievalWare Profiling Server. The Excalibur RetrievalWare Profiling Server is a high performance system for filtering news wires, electronic mail messages, file transfers and other dynamic information streams in real-time. Its architecture is optimized for real-time performance while preserving complete symmetry with Excalibur RetrievalWare Text and Web Servers. The design facilitates the development of applications which fully integrate retrospective searching and real-time content profiling.

Excalibur Visual RetrievalWare

By leveraging the power of APRP, Excalibur Visual RetrievalWare enables the development of client/server knowledge retrieval systems that automatically index and retrieve visual data based on its native content. Users can search for visual information directly from their intranet, a corporate database, the Internet, or other sources using images or video clips as clues. Visual data is reduced to a searchable index that is typically less than 10% of the size of the original image and is automatically recognized based on its shape, color and texture. Users submit queries using examples of visual data or by authoring a visual clue with a graphical product. Based on the shape, color and texture of the visual clue, a list of similar or exact matches is returned. The Excalibur Visual RetrievalWare SDK provides a general purpose visual retrieval engine and a comprehensive image processing library with tools for analyzing, indexing and retrieving digital images. The product delivers its advanced retrieval capabilities in an open, flexible, scalable and secure architecture and is designed to be easy to implement and ready for extension. Excalibur Visual RetrievalWare SDK version 2.0 was released in the fourth quarter of fiscal year 1997 supporting Windows 95, Windows/NT and leading UNIX platforms.

Excalibur EFS (Electronic Filing Software)

Excalibur EFS release 3.7 is the latest version of the product which was originally introduced in 1991. Text and images can be entered into the system from computer files, scanners or facsimile machines (after the scanned image is converted to text by optical character recognition software) and is automatically filed and indexed in a replica of a physical file room with file cabinets, drawers, folders, in-baskets and wastebaskets, utilizing a graphical user interface. Excalibur EFS provides users with multiple methods for document retrieval and operates under leading UNIX operating systems and Windows/NT in a client/server environment. Client-only implementations are available on personal computers running Microsoft Windows and Apple Macintoshes. Excalibur EFS also provides links to leading external databases and APIs that gives users the ability to integrate it with other software applications and products. A variation of this software product provides document image management capability utilizing the World Wide Web.



Marketing and Distribution

The Company's marketing and distribution strategy was redefined in the fiscal year ended January 31, 1997. Previously, the primary strategy was to license the Company's software products through established relationships with value-added resellers, system integrators, computer manufacturers and other product distributors.

The Company's sales and marketing strategy emphasizes the direct sale of the Excalibur RetrievalWare product family, which is designed as an enterprise knowledge retrieval solution, to end-user customers. The targeted customer group for this software product includes the world's largest corporations and comparable government agencies and other institutions. The adoption of this strategy resulted in the building of new sales and marketing management teams during fiscal year 1997. The Company also replaced or retrained a substantial number of direct salespeople during fiscal year 1997 so that the sales team would be focused on and capable of closing the sale of sophisticated software solutions. Members of the North American sales team are located in various locations around the United States. Most of the international sales team is located in the United Kingdom.

The Company typically licenses its Excalibur RetrievalWare software to end users as either an enterprise-wide or work-group level solution. Enterprise-wide licenses provide access for up to 100 named or concurrent users across enterprise networks and intranets utilizing multiple servers. These licenses include an SDK license for two developers and the text, web and profiling servers, among other components. Work-group level licenses provide access for up to 20 named or concurrent users on a local area network or intranet deployed on a single server and include the text and web servers. Separate pricing is generally negotiated for systems that are used to generate direct revenue by the customer. Excalibur Visual RetrievalWare SDK is a five named user developer license; deployment of a developed system by a customer will require the purchase of an end-user license with the price based on the number of named users. Excalibur EFS is licensed to end user customers with the fee based on the number of concurrent users.

The Company also relies on relationships with distributors of its software products, particularly the strategic partners discussed below, for a substantial portion of its revenues. Most of these strategic partner relationships began as distribution arrangements for Excalibur EFS. However, during fiscal year 1997, a number of these agreements were amended to provide for the resale of Excalibur RetrievalWare products in addition to Excalibur EFS.

The Company's GSA Contract provides a contractual vehicle for government agencies to place orders for Excalibur EFS with the Company. It includes information about the Company and its products, and establishes pricing, terms and conditions of sales. The Company expects to negotiate a renewal of the amended GSA Contract upon its expiration in September 1997.

Strategic Alliances

In June 1996,  Informix  Software,  Inc.  ("Informix"),  a leading  provider  of database technology, announced a commitment to integrate the Excalibur RetrievaWare technologies into its Informix Universal Server software product (the "IUS"). Under the agreement that provides for joint development efforts, text and visual data retrieval capabilities will be included in each copy of IUS. The Company has undertaken the development of a suite of closely coupled Informix DataBlade module products for license by the Company to users of the IUS. The Company has announced the availability of five DataBlade modules including face recognition, video scene change detection and real-time profiling modules. In December 1994, the Company entered into a software development and license agreement with Informix to provide text and image retrieval technology to users of certain Informix products. Revenues derived from the Company's agreements with Informix were less than 10% of the Company's total revenues in each fiscal year in the three year period ended January 31, 1997.

In July 1996, the Company authorized the use of its name by Excalibur Technologies N. V. ("ETNV"), a Belgian company incorporated in June 1996 for the purpose of selling and marketing the Company's products and services within a large territory including most of Western Europe, except the United Kingdom, France, Spain and Portugal. In connection with the formation of ETNV, the Company acquired approximately 13.2% of ETNV's voting capital stock. The Company granted to ETNV an exclusive license (the "License") to distribute certain of the Company's products, including Excalibur EFS and RetrievalWare, to other authorized resellers and end-users in the territory for approximately five (5) years. The License provides for the payment to the Company of minimum license fees of $1,475,000 for fiscal year 1997 and the payment of additional minimum license fees of $2,500,000 for each subsequent fiscal year of the License. The shareholders of ETNV include Professional Computer Systems B.V. ("PCS"), a software distributor that contributed its operations to ETNV. In May 1994, PCS entered into a software distribution agreement with the Company pertaining to the Benelux region of Europe that was superseded by the License. Revenues recognized by the Company under its distribution licenses with both ETNV and PCS were less than 10% of total revenues in each of the three fiscal years in the period ended January 31, 1997.

In January 1996, the Company and BTG Incorporated ("BTG") entered into an agreement designating BTG as the master Federal distributor for the Company's Excalibur EFS product. BTG, a major reseller of information technology products and services to the Federal government, has been the Company's largest value-added reseller in the Federal market since 1992. The agreement provides BTG with exclusive distribution rights for Excalibur EFS products in the Federal government market for an initial period of two years. Pursuant to the agreement, the Company is to receive minimum license fees of $1,800,000 pertaining to the first year of the contract. In January 1997, the agreement with BTG was modified allowing BTG to resell Excalibur RetrievalWare on a nonexclusive basis. In the fiscal years ended January 31, 1997 and 1996, revenues recognized by the Company under its agreement with BTG were less than 10% of total revenues in each year.

The Company signed a subcontract agreement with PRC, Inc. ("PRC"), a systems integrator, in February 1993. Under the agreement, the Company provides its software to PRC as part of a federal procurement program. PRC paid to the Company a minimum $2,000,000 in license and maintenance fees over a period of two and one-half years. The Company expanded its relationship with PRC in April 1996 forming a strategic alliance to deliver advanced electronic document management to major manufacturing, utility and government markets. Under an OEM agreement, PRC will integrate the text search and retrieval functionality of Excalibur's RetrievalWare technology with its Productivity Edge(TM) electronic document management solution. Revenues derived from the Company's agreements with PRC were less than 10% of the Company's total revenues in each fiscal year in the three year period ended January 31, 1997.

Since 1993, the Company has entered into a series of development, distribution and cooperative marketing agreements with International Business Machines Corporation ("IBM") relating to Excalibur EFS. Pursuant to one of these agreements, IBM made a guaranteed sales commitment to the Company for fiscal years 1995 and 1994. Revenues of approximately $1,538,000, or 12% of total revenues, were attributable to IBM under the various agreements in the fiscal year ended January 31, 1995. Such revenues were less than 10% of total revenues in each of the fiscal years ended January 31, 1997 and 1996.

Technical Support, Implementation Support and Training

The Company believes that it has established a reputation for excellent customer technical support. Technical support, or maintenance, is provided to customers by the technical support organization, located in the Company's Carlsbad, California facilities, as well as by certain product distributors. Technical support consists of bug fixing, telephone support and product enhancements.
After an initial 90-day period, during which technical support is provided without additional charge, technical support typically is provided to customers under a renewable annual contract.

The Company also provides installation and consulting services to its customers on-site through employees and independent consultants who have been trained and certified by the Company. The Company also conducts training seminars at its offices in Vienna, Virginia, and Carlsbad, California, for its customers and distribution channel partners.

Product Development and Advanced Research

The primary technologies of the Company are its semantic networks processing techniques and its proprietary adaptive pattern recognition processing software (APRP(TM)).

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

The Company has in place a research and development program to explore and apply its proprietary pattern recognition technology in new areas such a image recognition, character recognition, forms recognition, fingerprint matching, facial identification and machine vision. The Company also has a product development program to enhance the features of its existing software products to address additional markets. In subsequent releases of Excalibur RetrievalWare, the Company intends to incorporate the paper asset searching capability of EFS so that users of Excalibur RetrievalWare will be able to search paper file rooms.

Certain elements of the Company's software products are supplied to the Company by other independent software vendors under license agreements with varying terms. Pursuant to these agreements, the Company makes periodic royalty payments based on either revenues or units. The technologies acquired by the Company in this manner include word processing filters, optical character recognition engines, and dictionaries and thesaurus' in electronic form.

The  Company  has  conducted   research  and  product   development  of  pattern
recognition and natural language systems since 1980. Research and product development expenditures for the development of new products and enhancements to existing products were approximately $7,694,000, $4,972,000, and $5,085,000, respectively, in the fiscal years ended January 31, 1997, 1996 and 1995.

Protection of Proprietary Technology

The Company regards its software as proprietary and relies primarily on a combination of copyright, trademark and trade secret laws of general applicability, employee confidentiality and invention assignment agreements, software distribution protection agreements and other intellectual property protection methods to safeguard its technology and software products. The Company has not obtained patents on any of its technology. The Company also relies upon its efforts to design and produce new products, and upon improvements to existing products, to maintain a competitive position in the marketplace.

Competition

Competition in the computer and communications industry in general, and the software development industry in particular, is intense. The Company's competitors include many companies which are larger and more established and have substantially more resources than the Company. In the United States, the Company competes in two basic markets within the computer industry: the document imaging and information retrieval markets. Both markets have many competitors who are larger and more established than the Company and have access to greater resources. The Company considers its principal competitive advantage to be the architecture and performance of its products. The Company differentiates its products by using new technology to provide benefits such as labor savings from reduced manual pre-processing or organization of data, faster retrieval, access to many kinds of data, full integration with network architecture, and more forgiving interaction in retrieving information stored in computers. The information retrieval market is competitive, with numerous companies offering products on multiple platforms. Most often, the Company competes with companies such as Fulcrum Technologies Inc. and Verity, Inc. in this general market. In the document imaging market, the Company competes with large hardware companies and established software vendors.

The Company's  activities  currently are subject to no particular  regulation by
governmental   agencies  other  than  those   routinely   imposed  on  corporate
businesses, and no such regulation is now anticipated.

Employees

The Company had 173 employees at January 31, 1997, of whom 56 were in research and development, 66 in sales and marketing, 30 in technical support, and 21 in finance and administration. The employees are not covered by collective bargaining agreements and the management of the Company considers relations with employees to be good.

Item 2.  Properties.

The Company's corporate headquarters facilities are occupied under two sublease agreements that expire in calendar year 1999 for a total of approximately 18,700 square feet of space in an office building located at 1921 Gallows Road, Vienna, Virginia 22182. The Company moved its corporate headquarters to this location in May 1996.

The Company leases two facilities that serve primarily as software development and customer support centers. The Company occupies approximately 31,000 square feet of space in an office building, under a six-year lease that expires in November 2001, located at 1959 Palomar Oaks Way, Carlsbad, California 92009. The Company also occupies approximately 8,125 square feet of space in an office building located at 10440 Little Patuxent Parkway, Columbia, Maryland 21044 under a five-year lease that expires in December 2000.

The Company leases office space in Windsor, England and Vitrolles, France in support of its international sales operation. Under these leases, the Company occupies approximately 3,400 square feet and 800 square feet, respectively. The two leases for the Windsor offices expire in 1997, and the Vitrolles lease is renewable every three years over a nine year period, but may be canceled with six months notice.

During the fiscal years ended January 31, 1997 and 1996, the Company vacated leased facilities located in McLean, Virginia, and San Diego, California, that have remaining lease terms of approximately four and eleven months, respectively.

The Company believes that its facilities are maintained in good operating condition and are adequate for its operations.

Item 3.  Legal Proceedings.

There are no material pending legal proceedings to which the Company is a party.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to the shareholders for a vote in the three month period ended January 31, 1997.

                                PART II

Item 5.  Market for Registrant's  Common Equity and Related  Stockholder
Matters.

The Company's common stock is traded in the over-the-counter market and is listed on the National Market System of the NASDAQ System under the symbol EXCA.

The following table sets forth, for the period February 1, 1995 through January 31, 1997, the high and low sale prices for the common stock as reported by the National Market System of NASDAQ. The number of shareholders of record as of January 31, 1997, was 1,233. The Company has never declared or paid dividends on its common stock, and anticipates that, for the foreseeable future, it will not pay dividends on its common stock.

                                                       High         Low
                                                       ----         ---
         Fiscal 1996 (Feb. 1, 1995 - Jan. 31, 1996)
         First Quarter..........................      $12 3/4      $ 7
         Second Quarter ........................       18 1/2       11 3/4
         Third Quarter..........................       18           13 1/4
         Fourth Quarter.........................       39 3/4       15 3/4

         Fiscal 1997 (Feb. 1, 1996 - Jan. 31, 1997)

         First Quarter..........................      $32           $22 1/4
         Second Quarter ........................       26 3/4        14 1/4
         Third Quarter..........................       18 3/4        13 5/8
         Fourth Quarter.........................       19            12




Item 6.  Selected Financial Data.

The selected financial data presented below are derived from the Company's consolidated financial statements and should be read in conjunction with such consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The selected financial data presented below as of January 31, 1995, 1994 and 1993 and for the fiscal years ended January 31, 1994 and 1993 has been derived from consolidated financial statements of the Company not contained herein. All of the historical information has been restated to reflect the pooling of interests with ConQuest Software, Inc.

                                  Fiscal Years Ended January 31,
                        ----------------------------------------------------
                           1997       1996       1995       1994       1993
                        ---------  ---------  ---------  ---------  ---------
                               (in thousands, except per share data)
Statement of Operations Data:
Revenues:
  Software............. $ 15,866   $ 15,004   $ 10,133   $ 10,878   $  7,943
  Maintenance..........    4,393      3,671      2,505      1,407        563
                        ---------  ---------  ---------  ---------  ---------
                          20,259     18,675     12,638     12,285      8,506
                        ---------  ---------  ---------  ---------  ---------
Expenses:
  Sales and marketing..   14,429      8,791      9,399     10,124      7,859
  Research and product
    development........    7,694      4,972      5,085      5,483      5,483
  General and
    administrative.....    3,906      3,330      5,597      3,758      3,148
  Cost of software
    revenues...........    1,037      1,294      1,197      1,359        569
  Cost of maintenance
    revenues...........      806        573        524        343        285
  Restructuring costs..        -        653        776          -          -
  Merger costs.........        -        490          -          -          -
                        ---------  ---------  ---------  ---------  ---------
                          27,872     20,103     22,578     21,067     17,344
                        ---------  ---------  ---------  ---------  ---------

Operating loss            (7,613)    (1,428)    (9,940)    (8,782)    (8,838)

Interest income, net...      781        544        344        463        589
Equity in net loss of
  affiliate............     (341)         -          -          -          -
Other income...........        -          -        208          -          -
                        ---------  ---------  ---------  ---------  ---------

Net loss...............   (7,173)      (884)    (9,388)    (8,319)    (8,249)

Preferred stock
  dividends............       14         14         14         14         14
                        ---------  ---------  ---------  ---------  ---------
Net loss applicable to
  common stock......... $ (7,187)  $   (898)  $ (9,402)  $ (8,333)  $ (8,263)
                        =========  =========  =========  =========  =========
Net loss per share of
  common stock......... $  (0.58)  $  (0.08)  $  (0.85)  $  (0.79)  $  (0.85)
                        =========  =========  =========  =========  =========
Weighted average number
  of shares of common
  stock outstanding....   12,351     11,496     11,094     10,532      9,763
                        =========  =========  =========  =========  =========

                                  Fiscal Years Ended January 31,
                        ----------------------------------------------------
                           1997       1996       1995       1994       1993
                        ---------  ---------  ---------  ---------  ---------
                               (in thousands, except per share data)
Balance Sheet Data
  (at end of period)<F1>:
Cash and cash
  equivalents.......... $  2,685   $  2,903   $  2,645   $  1,280   $  1,928
Working capital........   14,566     12,973      6,908      1,788      4,631
Total assets...........   26,147     23,046     17,951     18,015     21,125
Accumulated deficit....  (43,619)   (36,446)   (35,367)   (25,965)   (17,646)
Total shareholders'
  equity<F2>...........   18,563     15,251      9,475     12,363     17,138


<F1>The Company had no significant long-term debt for any of the periods presented
<F2>No dividends have been declared or paid on the Company's common stock

Item 7.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.

Overview

The Company principally earns revenues from the licensing of its software products to commercial businesses and government agencies throughout North America, Europe and other parts of the world. The Company licenses its software to end users directly and also distributes its software products through license agreements with value-added resellers, system integrators, original equipment manufacturers, and other strategic partners. Revenues are provided under software licenses with new customers and from the related sale of product maintenance, training and implementation support services. Additions to the number of authorized users, upgrades to newer product versions and the renewal of product maintenance arrangements by customers pursuant to existing licenses also provide revenues to the Company. Under software maintenance contracts, customers are typically entitled to receive telephone support, software bug fixes, and new releases of particular software products.

The Company believes that it is the technology leader in providing enterprise-wide, accurate, scalable, secure, knowledge-retrieval software solutions capable of supporting both text and image information assets. It believes that these qualities differentiate its software products from other search engines, toolkits, and text retrieval products. The Company's Excalibur RetrievalWare and Excalibur Visual RetrievalWare products deliver a unified software solution for text and visual knowledge retrieval. The Company is committed to empowering organizations by enabling people to transform information into knowledge and is focused on the high-end of the market for knowledge retrieval.

In July 1995, the Company acquired ConQuest Software, Inc. ("ConQuest"), a private company engaged in the business of providing natural language text management software tools. The acquisition was effected through the Company's issuance of common stock and options to purchase common stock to the former ConQuest shareholders and optionholders in exchange for all of the outstanding common stock of ConQuest. The business combination was accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements and the discussion and analysis of such statements contained herein reflect the combined results of the pooled businesses for all of the periods presented.

Results of Operations

For the fiscal year ended January 31, 1997, total revenues were $20,259,000, an increase of 8% over total revenues of $18,675,000 in the prior fiscal year. The net loss for the fiscal year ended January 31, 1997 was $7,173,000, or $0.58 per common share, compared to a net loss of $884,000, or $0.08 per common share, for last fiscal year. The prior-year total revenues amount represented a 48% increase over total revenues of $12,638,000 in the fiscal year ended January 31, 1995. The net loss for fiscal year 1995 was $9,388,000, or $0.85 per common share.

The net loss for fiscal year 1997 reflects the Company's commitment to become the leading provider of knowledge retrieval solutions. In order to position the Company to lead this new market, the Company continued to invest in the business as planned in fiscal year 1997 resulting in significant increases in product development and sales and marketing expenditures. Increased efforts were undertaken in order to deliver new software products, build strategic industry alliances, expand the corporate infrastructure and increase the recognition of the Excalibur RetrievalWare brand name.

The following chart summarizes the components of revenues and the categories of expenses, including the amounts expressed as a percentage of total revenues, for the three fiscal years in the period ended January 31, 1997, and the percentage changes in the amounts between fiscal years (dollars in thousands).

                                                                     Increase
                                                                    (Decrease)
                                                                    From fiscal
                           Fiscal years ended January 31,              year
                 ------------------------------------------------   ------------
                      1997             1996             1995        1996   1995
                 --------------   --------------   --------------   ----   ----
                     $       %       $        %       $        %     %       %
Revenues:        -------   ----   -------   ----   -------   ----   ----   ----
RetrievalWare    $ 9,392    46%   $ 4,792    26%   $ 1,834    15%    96%   161%
EFS                6,474    32%    10,212    55%     8,299    66%   -37%    23%
                 -------   ----   -------   ----   -------   ----   ----   ----
 Total software   15,866    78%    15,004    80%    10,133    80%     6%    48%

Maintenance        4,393    22%     3,671    20%     2,505    20%    20%    47%
                 -------   ----   -------   ----   -------   ----   ----   ----
 Total revenues  $20,259   100%   $18,675   100%   $12,638   100%     8%    48%
                 =======   ====   =======   ====   =======   ====   ====   ====
Expenses:
 Sales and
  marketing      $14,429    71%   $ 8,791    47%   $ 9,399    74%    64%    -6%

 Research and
  product
  development      7,694    38%     4,972    27%     5,085    40%    55%    -2%

 General and
  administrative   3,906    19%     3,330    18%     5,597    44%    17%   -41%

 Cost of
  revenues         1,843     9%     1,867    10%     1,721    14%    -1%     8%

 Restructure &
  merger costs      --      --      1,143     6%       776     6%  -100%    47%
                 =======   ====   =======   ====   =======   ====   ====   ====
Total expenses   $27,872   138%   $20,103   108%   $22,578   179%    39%   -11%
                 =======   ====   =======   ====   =======   ====   ====   ====

Software revenues increased 6% in the current fiscal year to $15,866,000 from $15,004,000 in the prior fiscal year. However, revenues from the Company's licensing of Excalibur RetrievalWare software products increased significantly in the current fiscal year. Revenues related to this product increased 96% to $9,392,000 in fiscal year 1997 from $4,792,000 last year. Revenues for this product were $1,834,000 in fiscal year 1995. Excalibur RetrievalWare software revenues represented 46% of total revenues in fiscal 1997 compared to 26% and 15%, in fiscal years 1996 and 1995, respectively.

In fiscal year 1997, the Company licensed its software products to an increased number of customers involved in numerous industrial, government and educational activities around the world. Customer organizations including The World Bank, UCLA, and Sierra On-Line/P.F. Collier, chose Excalibur RetrievalWare as the knowledge retrieval solution for a variety of corporate intranet, on-line and CD ROM-based applications.

The Company also earned revenues in the current fiscal year through software distribution licenses with strategic partners including Informix Software, Inc., Sequent Computer Systems, Inc., and BTG Incorporated. Under the arrangement with Informix, the Company's basic text and visual retrieval capabilities have been integrated with the Informix Universal Server database product. The Company has also introduced three additional Informix DataBlade modules for use in connection with this product. Sequent will market and sell Excalibur RetrievalWare as a critical enabling technology of its business information capture, storage, and retrieval solutions. The Company's agreement with BTG, which currently designates this firm as a master federal distributor of the EFS software product, was expanded to include the right to sell Excalibur RetrievalWare.

Revenues from the licensing of Excalibur EFS software products, expressed as a percentage of total revenues, continued to decline in fiscal year 1997. The percentages were 32%, 55% and 66%, respectively, in fiscal years 1997, 1996 and 1995. The Company believes that these declines occurred as the result of its efforts to focus on the promotion of the Excalibur RetrievalWare product line. Most of the development and sales and marketing expenditures in fiscal year 1997 related to the Excalibur RetrievalWare or Excalibur Visual RetrievalWare software products. The Company expects that Excalibur EFS revenues will continue to decline during fiscal year 1998.

Revenues provided by software maintenance and customer support arrangements were $4,393,000, $3,671,000 and $2,505,000, respectively, in fiscal years 1997, 1996 and 1995. The addition of users of the Excalibur RetrievalWare product to the base of EFS customers under maintenance contracts, particularly during fiscal year 1996, resulted in the increase in maintenance revenues during the last two fiscal years.

During fiscal year 1997, the Company continued its expansion overseas. Revenues of the Company's international sales operation located in the United Kingdom, Excalibur Technologies International, Ltd. ("ETIL"), were $5,940,000, $3,551,000, and $2,222,000, respectively, in fiscal years 1997, 1996 and 1995.
The increases in revenues in fiscal years 1997 and 1996 over the previous fiscal years were 67% and 60%, respectively. During this three-year period, revenues have been provided primarily by software licenses with various European commercial and government customers and a well-established European reseller network. The most significant portion of the revenue growth in the current fiscal year was $1,611,000 in software revenue recognized under software distribution licenses with an affiliated company established in Belgium in July 1996 and its predecessor (see Note 3 to the Consolidated Financial Statements contained herein). Also, the Company more than doubled the amount of revenues obtained from the licensing of its software products to commercial firms located in the Pacific Rim region. Such revenues were approximately 4% of total revenues for the fiscal year ended January 31, 1997.

Sales and marketing costs increased 64% in fiscal year 1997, from $8,791,000 in the prior fiscal year to $14,429,000 in the current fiscal year. The most significant portion of the increase related to the addition of 15 people to the sales, marketing and business development staffs during fiscal year 1997, including senior executives responsible for worldwide sales, worldwide marketing and strategic business development activities. During fiscal year 1997, the Company was focused on building a staff that will effectively identify and manage strategic sales opportunities; be able to close the direct sale of high-end knowledge retrieval solutions to large corporate, government and other institutional organizations; and support the distribution of the Company's products and services through reseller channels managed by large strategic partners. Personnel were added to the functions of sales management, pre-sales technical support, distribution channel management, public relations, and marketing programs. As a result, salaries, benefits, travel, recruiting fees and certain other employee costs increased significantly between fiscal years. The Company also incurred significantly higher marketing costs in connection with its product promotion and brand recognition programs. The Company was very active in demonstrating its products at trade shows and industry meetings, creating new product literature and advertising in computer industry trade publications. The Company engaged the services of a public relations firm to assist its marketing efforts resulting in increased consulting costs in the current fiscal year. In the current fiscal year, the Company also recorded employee severance costs, including salaries and benefits amounting to approximately $358,000, related to the termination of certain sales, marketing and business development personnel.

In fiscal year 1996, sales and marketing costs decreased by 6% to $8,791,000 from $9,399,000 in fiscal year 1995. The Company's efforts in the prior fiscal year to channel major portions of its EFS business through resellers resulted in declines in direct selling costs, product promotion expenditures and the size of the marketing staff.

The major investment in product development during the current fiscal year resulted in new products and new product features. The Company recently introduced Excalibur RetrievalWare Version 6.0 as a comprehensive software solution for enterprise-level knowledge retrieval. This product delivers access to a variety of information resources including real-time, archival and legacy data and text documents in multiple languages. The Company also introduced Excalibur Visual RetrievalWare, an application development environment product that enables users to search for visual information directly from their intranets, corporate databases, the Internet, and other sources. As a result, research and product development costs increased 55% in fiscal year 1997 to $7,694,000 from $4,972,000 in fiscal year 1996. Most of the increase was due to the addition of 25 employees to the technical staff, including software engineering and management personnel, and to the expansion of the product development facilities. Consequently, salaries and other employee costs increased between years as well as office rent, equipment costs, and computer equipment depreciation.

In fiscal year 1996, research and development costs declined by 2% to $4,972,000 from $5,085,000 in fiscal year 1995. The decline was the result of a restructuring that took place in fiscal 1995 and included a reduction in the number of employees in research and development following a major release of the EFS software product. Additionally, the write-off of certain obsolete equipment in fiscal 1995 had the effect of reducing depreciation expense in fiscal year 1996.

General and administrative expenses increased in the current fiscal year by 17% from $3,330,000 in fiscal year 1996 to $3,906,000 in fiscal year 1997. Payroll and other related employee costs associated with additions to the finance and administrative staff, including the areas of human resources, information systems and financial analysis, increased in the current fiscal year. The Company also retained outside firms to assist in the areas of investor relations and strategic planning resulting in increased consulting expenses in fiscal year 1997. General and administrative expenses were $5,597,000 in fiscal year 1995 including legal fees and settlement costs totaling $925,000 associated with a lawsuit involving a former employee that was settled in early 1996, compensation of $850,000 related to the issuance of common stock and below-market stock options to employees and bad debt expense of $362,000. Fiscal year 1996 expense amounts for stock compensation and bad debts were $36,000 and $91,000, respectively.

The cost of revenues, expressed as a percentage of total revenues, was 9% and 10%, respectively, in fiscal years 1997 and 1996. The costs were $1,843,000 and $1,867,000, respectively, in fiscal years 1997 and 1996. The Company negotiated an amendment to a third-party royalty agreement resulting in a reduction in the royalty rate applicable to revenues derived from the license of Excalibur RetrievalWare products. In addition, activity conducted pursuant to development contracts was greater in the prior year. These cost reductions were offset partially by increased costs associated with supporting the larger installed base of Excalibur RetrievalWare end users. Due primarily to an increase in total revenues, cost of revenues increased by 8% in fiscal year 1996 compared with the fiscal year 1995 amount of $1,721,000 that included the costs of documentation and packaging for the new version of the EFS software product released that year.

In fiscal year 1996, the Company recorded a restructuring charge of $653,000 related to the relocation of its headquarters from California to the Washington, D.C. area and the consolidation of the technical staff into two facilities. The costs consisted primarily of severance payments to terminated employees and leased facility abandonment costs. The Company also incurred $490,000 in legal, accounting and other costs associated with the merger with ConQuest. Under a separate and distinct plan to close a remote development facility, the Company recorded a restructuring charge of $312,000 in fiscal year 1995, as well as a charge of $464,000 for the write-off of computer equipment no longer meeting the requirements of the product development plan. At January 31, 1997, unpaid amounts related to these charges totaled approximately $48,000.

The activities for fiscal year 1997, including those discussed above, resulted in total expenses of $27,872,000, a 39% increase from total expenses of $20,103,000 in the previous fiscal year. In fiscal year 1996, total expenses decreased by 11% to $20,103,000 from $22,578,000 in fiscal year 1995. The total number of employees increased from 126 employees at the beginning of the current fiscal year to 173 at January 31, 1997. The Company had 134 employees at January 31, 1995.

As a result of an increased level of investments during fiscal year 1997, net interest income increased to $781,000 from $544,000 in fiscal year 1996. Net interest income increased in fiscal year 1996, from $344,000 in fiscal year 1995, primarily due to higher rates of return on invested funds. As discussed in
Note 3 to the Consolidated Financial Statements contained herein, the Company recorded its equity in the net loss of its affiliate, ETNV, for the fiscal year ended January 31, 1997. This charge, including the amortization of the value of common stock warrants issued by the Company in connection with the formation of ETNV and the elimination by the Company of its share of its gross profit included in ETNV's prepaid license balance at January 31, 1997, was $341,000.

Liquidity and Capital Resources

In the fiscal year ended January 31, 1997, the Company's combined balance of cash, cash equivalents and investments in marketable securities decreased by $2,132,000 to $11,112,000 as summarized below (in thousands). At January 31, 1997 and 1996, investments in marketable securities consisted of U.S. Treasury Bills with maturities of less than one year.

                         January 31     January 31
                            1997           1996         Change
                         ----------    -----------   -----------
        Cash and cash
         equivalents     $   2,685     $    2,903    $    (218)
        Investments          8,427         10,341       (1,914)
                         ==========    ===========   ===========
         Total           $  11,112     $   13,244    $  (2,132)
                         ==========    ===========   ===========

Cash was used to fund the net loss for the fiscal year ended January 31, 1997 of $7,173,000 and to pay obligations accrued at January 31, 1996, including commissions, bonuses, restructuring costs and payroll taxes collected in connection with the exercise of employee stock options. Cash was used to purchase computer equipment and furniture for new employees; to fund the necessary improvements made to leased office space in Vienna, Virginia, now serving as the Company's corporate headquarters; and to prepay certain corporate and marketing expenses. In July 1996, the Company made a cash investment of $488,000 in ETNV and incurred organizational costs of approximately $68,000 in connection with its formation, thereby acquiring approximately 13.2% of the outstanding voting capital stock.

Accounts receivable increased by $2,175,000 to a balance of $9,750,000 at January 31, 1997, before reduction for the allowance for doubtful accounts. The comparable balance at January 31, 1996 was $7,575,000, including the noncurrent portion of a customer account receivable. The balance, and the number of days sales outstanding, rose in the period due primarily to an increase in outstanding balances with payment terms beyond the normal practice of 30 days, reflecting the competitive nature of the Company's business and the high value of enterprise-wide and strategic partner software licenses. However, the balance of overdue amounts at January 31, 1997 was less than the corresponding overdue balance at January 31, 1996. As a result, the allowance for doubtful accounts of $367,000 at January 31, 1997 was lower than the balance at January 31, 1996 of $375,000. Management believes that the allowance for doubtful accounts of $367,000 at January 31, 1997 is adequate.

As indicated in Note 4 to the Consolidated Financial Statements contained herein, the Company completed a private placement sale of its common stock in March, 1996 resulting in the receipt of net proceeds of approximately $8,388,000. The Company also received approximately $1,334,000 cash proceeds from the exercise of employee stock options in the current fiscal year.

The Company's current balances of cash, cash equivalents and investments, together with funds anticipated from future operations, are expected to provide sufficient cash to meet the Company's current projected needs for the next fiscal year. Historically, the Company has used cash provided by sales of its common stock to fund its operating losses. If the Company fails to achieve its operating plan for fiscal year 1998, the Company's balance of cash, cash equivalents and marketable securities may be reduced substantially. The Company may be required to pursue additional external sources of financing to support its operations and capital requirements. There can be no assurance that external sources of financing will be available to fund the Company's ongoing operations or other capital requirements on terms acceptable to the Company.


Factors That May Affect Future Results

The Company believes that the market for the Company's software products is growing rapidly and that the Company's business environment is characterized by rapid technological changes, changes in customer requirements, new emerging market segments, and increased competition. Consequently, to compete effectively, the Company must make frequent new product introductions and enhancements and deploy sales and marketing resources to take advantage of new business opportunities. The ability of the Company to achieve and manage the expected growth of the business and to develop new products will depend on the Company's success in retaining its key personnel and adding new employees with appropriate skills at the right times. Failure to make timely product introductions and enhancements or to capitalize on new market opportunities as they emerge may adversely affect future operating results. The Company's operations are also subject to certain other risks and uncertainties including, among others, the effectiveness of actual and potential competition, the success of the Company's relationships with its strategic partners and other distributors of the Company's products, the risks associated with acquisitions and international expansion, and the availability of additional capital financing on terms acceptable to the Company.

The Company's business is seasonal. Typically, revenues in the first half of the fiscal year are lower than total revenues in the second half of the fiscal year. Revenues generated from product licenses can vary significantly within a period due to the relatively long sales cycle, variations in the size of license agreements, and the number of shipments made. Historically, the volume of customer orders and product shipments is greatest at the end of a reporting period, and the Company often recognizes a significant portion of license revenue towards the end of each fiscal reporting period. Deferred revenues of $2,693,000 at January 31, 1997, related primarily to product maintenance and customer support agreements, are not expected to cause significant fluctuations in the revenues to be reported in future fiscal periods.

As of January 31, 1997, the Company had significant net operating loss carryforwards ("NOLs") of approximately $58,988,000. The deferred tax assets representing the benefits of the NOLs have been offset completely by a valuation allowance due to the Company's lack of an earnings history. The Company incurred a net loss of $7,173,000 for the fiscal year ended January 31, 1997 and has incurred cumulative losses of approximately $17,445,000 over the last three fiscal years. The accumulated deficit of the Company at January 31, 1997 was $43,619,000. The realization of the benefits of the NOLs is dependent on sufficient taxable income in future fiscal years. Lack of future earnings, or a change in the ownership of the Company, could adversely affect the Company's ability to utilize the NOLs. Further, because there was a change in the ownership of ConQuest last fiscal year, the Company's ability to utilize NOLs relating to ConQuest of approximately $3,233,000 may be limited. Despite the NOL carryforwards, the Company may have income tax liability in future years due to the application of the alternative minimum tax rules of the Internal Revenue Code.

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

None.

                                PART III

Item 10. Directors and Executive Officers of the Registrant.

Information on directors and executive officers of the Company will be included under the heading "Election of Directors" and elsewhere in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on July 22, 1997 (the "Proxy Statement") which is incorporated herein by reference.


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

Item 14. Exhibits,  Financial Statement  Schedules,  and Reports on Form
8-K.

(a)   Documents filed as part of Form 10-K

      1. Financial Statements:

         The following financial statements of the Company are submitted in a separate section pursuant to the requirements of Form 10-K, Part I,
         Item 8 and Part IV, Items 14(a) and 14(d):

         Index to Consolidated Financial Statements
         Report of Independent Public Accountants
         Consolidated Balance Sheets
         Consolidated Statements of Operations
         Consolidated Statements of Shareholders' Equity
         Consolidated Statements of Cash Flows
         Notes to Consolidated Financial Statements

      2. Schedules Supporting Financial Statements:

         The following schedule is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Company's consolidated financial statements:

         Schedule II, Valuation and Qualifying Accounts

         All  other  schedules  are  omitted  because  they  are  not  required, are inapplicable, or the information is otherwise shown in the consolidated financial statements or notes to the consolidated financial statements.

      3. Exhibits:

         Exhibit Number and Description

          2.01    Agreement  and  Plan  of  Merger   Between   Excalibur
                  Technologies Corporation, Excalibur Acquisition Corp. and ConQuest Software, Inc., dated July 5, 1995. (2)

          3.01    Certificate    of     Incorporation    of    Excalibur
                  Technologies Corporation. (1)

          3.02    Amendment of the  Certificate of  Incorporation  dated
                  June 28, 1996.

          3.03    Bylaws of Excalibur Technologies Corporation. (1)

         10.04 Consulting Agreement with James W. Dowe III, dated July 1, 1990. (1)

         10.05    Incentive Stock Option Plan, dated April 1989. (1)

         10.06    Agreement  and  Plan  of  Merger   Between   Excalibur
                  Technologies Corporation, Excalibur Acquisition Corp. and ConQuest Software, Inc., dated July 5, 1995. (2)

         10.07    Employment Agreement,  dated July 20, 1995, with Edwin
                  R. Addison.  (4)

         10.08    1995 Incentive Plan, dated November 1995. (3)

         10.09    ConQuest  Incentive  Stock Option  Plan,  dated August
                  19, 1993. (4)

         10.10 Office Lease (10440 Little Patuxent Parkway, Suite 800, Columbia, MD), commencing January 1, 1996. (4)

         10.11 Office Lease (1959 Palomar Oaks Way, Carlsbad, CA), commencing November 15, 1995. (4)

         10.12    Office  Lease  (1921   Gallows  Road,   Vienna,   VA),
                  commencing in May 1996. (4)

         10.13    Excalibur  Technologies   Corporation  Employee  Stock
                  Purchase Plan, effective August 1, 1996. (5)

         22.01    Subsidiaries of Excalibur Technologies Corporation.

         23.01    Consent of Arthur  Andersen  LLP,  Independent  Public
                  Accountants.
-----------------------

(1) Incorporated herein by reference to Form 10-K for the year ended January 31, 1991, filed April 22, 1991.

(2)   Incorporated herein by reference to Form 8-K, filed August 4, 1995.

(3) Incorporated herein by reference to the Proxy Statement for the 1995 Annual Meeting of Shareholders, dated October 16, 1995.

(4) Incorporated herein by reference to Form 10-K for the year ended January 31, 1996, filed April 30, 1996.

(5) Incorporated herein by reference to the Proxy Statement for the 1996 Annual Meeting of Shareholders, dated May 28, 1996.


 (b)  Reports on Form 8-K.

None.



Index to Consolidated Financial Statements                               Page
------------------------------------------                               ----

Reports of Independent Public Accountants                                F-1

Consolidated Balance Sheets
      As of January 31, 1997 and 1996                                    F-2

Consolidated Statements of Operations
      For the fiscal years ended January 31, 1997, 1996, and 1995        F-3

Consolidated Statements of Shareholders' Equity
      For the fiscal years ended January 31, 1997, 1996, and 1995        F-4

Consolidated Statements of Cash Flows
      For the fiscal years ended January 31, 1997, 1996, and 1995        F-5

Notes to Consolidated Financial Statements                               F-7

Schedule II - Valuation and Qualifying Accounts
      For the fiscal years ended January 31, 1997, 1996, and 1995        F-19

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Excalibur Technologies Corporation:

We have audited the accompanying consolidated balance sheets of Excalibur Technologies Corporation (a Delaware corporation) and subsidiaries as of January 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended January 31, 1997. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Excalibur Technologies Corporation and subsidiaries as of January 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1997, in conformity with generally accepted accounting principles.

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


                                                ARTHUR ANDERSEN LLP


Washington, D.C.,
February 28, 1997


                   EXCALIBUR TECHNOLOGIES CORPORATION
                            AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                 (in thousands, except per share data)
                                                            January 31,
                                                      ------------------------
                    ASSETS                                1997         1996
                                                      ---------      ---------
Current Assets:
   Cash and cash equivalents....................      $  2,685       $  2,903
   U.S. government securities, at cost..........         8,427         10,341
   Accounts receivable, net.....................         9,383          6,942
   Prepaid expenses and other ..................         1,655            582
                                                      ---------      ---------
        Total current assets....................        22,150         20,768

Equipment and Leasehold Improvements, net.......         2,939          1,943
Other Assets....................................         1,058            335
                                                      ---------      ---------
                                                      $ 26,147       $ 23,046
                                                      =========      =========

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable.............................      $  1,680       $  1,005
   Accrued expenses.............................         2,310          2,999
   Deferred revenues............................         2,693          2,759
   Deferred compensation........................           901          1,032
                                                      ---------      ---------
        Total current liabilities...............         7,584          7,795
                                                      ---------      ---------

Shareholders' Equity:
    5% Cumulative convertible preferred stock,
        $0.01 par value, preference in liquidation
        $10 per share, 1,000 shares authorized;
        27 shares issued and outstanding........           271            271
   Common stock, $0.01 par value, 40,000
         shares authorized; 12,449 and 11,953
         shares issued and outstanding..........           124            119
   Additional paid-in capital...................        61,830         51,272
   Accumulated deficit .........................       (43,619)       (36,446)
   Cumulative translation adjustment............           (43)            35
                                                      ---------      ---------
        Total shareholders' equity..............        18,563         15,251
                                                      ---------      ---------
                                                      $ 26,147       $ 23,046
                                                      =========      =========

       The accompanying notes to the financial statements are an integral part of these consolidated balance sheets.

                      EXCALIBUR TECHNOLOGIES CORPORATION
                               AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share data)
                                     For the Fiscal Years Ended January 31
                                   -----------------------------------------
                                      1997            1996           1995
                                   ---------       ---------       ---------
Revenues:
   Software......................  $ 15,866        $ 15,004        $ 10,133
   Maintenance...................     4,393           3,671           2,505
                                   ---------       ---------       ---------
                                     20,259          18,675          12,638
                                   ---------       ---------       ---------
Expenses:
   Sales and marketing...........    14,429           8,791           9,399
   Research and product
    development..................     7,694           4,972           5,085
   General and
    administrative...............     3,906           3,330           5,597
   Cost of software revenues.....     1,037           1,294           1,197
   Cost of maintenance revenues..       806             573             524
   Restructuring costs...........         -             653             776
   Merger costs..................         -             490              -
                                   ---------       ---------       ---------
                                     27,872          20,103          22,578
                                   ---------       ---------       ---------

Operating loss...................    (7,613)         (1,428)         (9,940)

Other income / (expenses):
   Interest income, net..........       781             544             344
   Equity in net loss of
     affiliate...................      (341)              -               -
   Other income..................         -               -             208
                                   ---------       ---------       ---------

Net loss.........................    (7,173)           (884)         (9,388)

Dividends on preferred stock.....        14              14              14
                                   ---------       ---------       ---------
Net loss applicable to
     common stock................  $ (7,187)       $   (898)       $ (9,402)
                                   =========       =========       =========

Net loss per common share........  $  (0.58)       $  (0.08)       $  (0.85)
                                   =========       =========       =========
Weighted-average number of
   common shares outstanding.....    12,351          11,496          11,094
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

                      EXCALIBUR TECHNOLOGIES CORPORATION
                               AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                (in thousands)

                         Preferred Stock   Common Stock     Add'l                          Cumulative
                         ---------------   ------------   Paid-in  Deferred   Accumulated  Translation
                           Shares     $    Shares    $    Capital    Comp.      Deficit     Adjust.     Total
                           ------   -----  ------   ----  --------  -------    ---------    ------     --------
Balance, January 31, 1994      27   $ 271  10,273   $102   $37,949   $    -    $(25,965)    $   6      $12,363

Conversion of
notes payable.............      -       -       7      -        29        -          -          -           29
Sales of common stock,
net of offering costs.....      -       -     735      7     5,328        -          -          -        5,335
Compensation paid
in common stock...........      -       -     156      2       848        -          -          -          850
Issuance of common stock
upon exercise of options..      -       -      76      1       463      (78)         -          -          386
Issuance of common stock
for antidilution
protection in agreement...      -       -       6      -         -        -          -          -            -
Treasury stock purchase...      -       -     (22)     -       (94)       -          -          -          (94)
Amortization of deferred
compensation..............      -       -       -      -         -       40          -          -           40
Accrued dividends paid....      -       -       -      -         -        -         (14)        -          (14)
Translation adjustment....      -       -       -      -         -        -          -        (32)         (32)
Net loss..................      -       -       -      -         -        -      (9,388)        -       (9,388)
                           ------   -----  ------   ----   --------  -------   ---------    ------     --------
Balance, January 31, 1995.     27    $271  11,231   $112   $44,523   $  (38)   $(35,367)    $ (26)     $ 9,475

Issuance of common stock
upon exercise of options..      -       -     714      7     6,726        -          -          -        6,733
Issuance of common stock
for services..............      -       -       8      -        36        -          -          -           36
Amortization of deferred
compensation..............      -       -       -      -       (13)      38          -          -           25
Accrued dividends paid....      -       -       -      -         -        -         (14)        -          (14)
Translation adjustment....      -       -       -      -         -        -          -         61           61
Adjustment for change in
ConQuest fiscal year......      -       -       -      -         -        -        (181)        -         (181)
Net loss..................      -       -       -      -         -        -        (884)        -         (884)
                           ------   -----  ------   ----   --------  -------   ---------    ------     --------
Balance, January 31, 1996.     27   $ 271  11,953   $119   $51,272        -    $(36,446)    $  35      $15,251

Issuance of common stock
upon exercise of options..      -       -     146      1     1,416        -          -          -        1,417
Sale of common stock, net
of offering costs.........      -       -     350      4     8,384        -          -          -        8,388
Issuance of warrants to
ETNV investors............      -       -       -      -       758        -          -          -          758
Translation adjustment....      -       -       -      -         -        -          -        (78)         (78)
Net loss..................      -       -       -      -         -        -      (7,173)        -       (7,173)
                           ------   -----  ------   ----   --------  -------   ---------    ------     --------
Balance, January 31, 1997.     27   $ 271  12,449   $124   $61,830        -    $(43,619)    $ (43)     $18,563
                           ======   =====  ======   ====   ========  =======   =========    ======     ========


       The accompanying notes to the financial statements are an integral part of these consolidated statements.

                    EXCALIBUR TECHNOLOGIES CORPORATION
                               AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                                  For the Fiscal Years Ended
                                                          January 31
                                               ---------------------------------
                                                  1997        1996        1995
                                               ---------   ---------   ---------
Cash Flows from Operating Activities:
Net loss ...................................   $ (7,173)   $   (884)   $ (9,388)
Adjustments to reconcile net loss to net
cash used in operating activities:
   Depreciation and amortization ...........      1,367       1,048       1,084
   Equity in net loss of affiliate..........        341           -           -
   Loss on disposal of assets ..............         36          66         450
   Compensation paid in common stock .......          -          36         850
   Amortization of deferred compensation ...          -          25          40
Changes in operating assets and liabilities:
   Accounts receivable, net ................     (2,324)     (3,289)       (266)
   Prepaid expenses and other ..............       (767)       (476)        131
   Accounts payable and accrued expenses ...        (97)       ( 41)      1,451
   Deferred revenues .......................        (86)       (244)      1,179
   Adjustment for change in fiscal year of
   ConQuest ................................           -       (181)          -
                                               ---------   ---------   ---------
   Net cash used in operating activities ...     (8,703)     (3,940)     (4,469)
                                               ---------   ---------   ---------
Cash Flows from Investing Activities:
   Purchase of investments .................    (17,959)    (12,023)     (8,903)
   Proceeds from maturities of
   investments .............................     19,873      10,287       9,649
   Purchases of equipment and leasehold
   improvements ............................     (2,394)       (541)       (653)
   Investment in affiliate .................       (556)          -           -
                                               ---------   ---------   ---------
   Net cash (used in) provided by
   investing activities ....................     (1,036)     (2,277)         93
                                               ---------   ---------   ---------
Cash Flows from Financing Activities:
   Proceeds from notes payable .............          -         238         189
   Proceeds from the issuance
   of common stock .........................      9,722       6,688       5,678
   Dividends paid ..........................          -         (14)        (14)
   Repayment of notes payable ..............        (39)       (549)        (48)
                                               ---------   ---------   ---------
   Net cash provided by financing
   activities ..............................      9,683       6,363       5,805
                                               ---------   ---------   ---------
The Effect of Exchange Rate Changes on
Cash .......................................       (162)        112         (64)
                                               ---------   ---------   ---------
Net (Decrease) Increase in Cash and
Cash Equivalents ...........................       (218)        258       1,365

Cash and Cash Equivalents, beginning of
period .....................................      2,903       2,645       1,280
                                               --------    --------    --------
Cash and Cash Equivalents, end of period ...   $  2,685    $  2,903    $  2,645
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


                   EXCALIBUR TECHNOLOGIES CORPORATION
                            AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (continued, in thousands)

                                                 For the Fiscal Years Ended
                                                         January 31,
                                              ----------------------------------
                                                 1997         1996         1995
                                              ---------    ---------    --------
Supplemental Disclosures of Cash Flow
Information:
   Cash paid for interest.................    $     11     $     61     $     8
                                              =========    =========    ========

Supplemental Disclosures of Noncash
Investing and Financing Activities:
   Issuance of warrants to purchase
   common stock...........................    $    758     $      -     $     -
                                              =========    =========    ========

   Stock options exercised under
   deferred compensation arrangements.....    $     83     $     45     $    43
                                              =========    =========    ========

   Purchase of treasury stock with note
   payable................................    $      -     $      -     $    94
                                              =========    =========    ========

   Conversion of notes payable into
   common stock...........................    $      -     $      -     $    29
                                              =========    =========    ========
   Issuance of notes in relation to
   severance agreements...................    $      -     $      -     $    89
                                              =========    =========    ========


            The accompanying notes to the financial statements are an
                 integral part of these consolidated statements.

                      EXCALIBUR TECHNOLOGIES CORPORATION
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)    THE COMPANY

Operations and Organization

The consolidated financial statements include the accounts of Excalibur Technologies Corporation ("Excalibur"); Excalibur Technologies International, Ltd. ("ETIL"), a wholly-owned subsidiary; and ConQuest Software, Inc.
("ConQuest"), a company that was acquired in July, 1995. These entities are collectively referred to hereinafter as the "Company." All significant intercompany transactions and accounts have been eliminated. Certain amounts presented in the prior years' financial statements have been reclassified to conform with the fiscal year 1997 presentation.

The Company designs, develops, and markets knowledge retrieval software products capable of supporting text and visual data. The Company offers consulting, training, product maintenance and systems implementation services in support of its software products. The Company licenses its software products directly to commercial businesses and government agencies throughout North America, Europe and other parts of the world, and also distributes its software products to end users through license agreements with value-added resellers, system integrators, original equipment manufacturers and other strategic partners.

The Company has incurred cumulative losses of $17,445,000 over the last three fiscal years and the accumulated deficit of the Company at January 31, 1997 was $43,619,000. The Company's operations are subject to certain risks and uncertainties including, among others, actual and potential competition by entities with greater financial resources, experience and market presence than the Company; the success of the Company's product marketing and product
distribution   strategies;   the  risks   associated   with   acquisitions   and
international expansion; the need to manage growth; certain technology risks; and the availability of additional capital financing on terms acceptable to the Company.

Acquisition of ConQuest Software, Inc.

In July 1995, Excalibur acquired ConQuest, a private company engaged in the business of providing natural language text management software tools. The former shareholders of ConQuest received approximately 1,427,000 shares of common stock of Excalibur in exchange for all of the common stock of ConQuest. Outstanding options to purchase common stock of ConQuest were converted into options to purchase approximately 572,000 shares of Excalibur common stock. The acquisition was accounted for as a pooling of interests and, as such, the accompanying consolidated financial statements reflect the combined results of the pooled businesses for the respective periods presented. In fiscal year 1996, the Company recorded a charge of approximately $490,000 for the estimated transaction costs of completing the merger between Excalibur and ConQuest. The costs included legal, accounting and other professional fees of $363,000 and other costs of $127,000. These costs were paid by January 31, 1996.

Prior to its acquisition by Excalibur, ConQuest reported operating results on a calendar year basis. ConQuest's separate results for prior years were not restated to conform to the fiscal year of Excalibur. Therefore, ConQuest's separate results of operations for the month ended January 31, 1995, are not reflected in the consolidated statement of operations for the fiscal year ended January 31, 1996. The revenues, operating loss and net loss of ConQuest for the month ended January 31, 1995 were $138,000, $177,000 and $181,000, respectively. The results of operations contained in these consolidated financial statements for the fiscal year ended January 31, 1995 combine those of Excalibur for the period, as previously reported, with those of ConQuest for the calendar year ended December 31, 1994.

Separate results of Excalibur and ConQuest for the periods preceding the acquisition were as follows (in thousands):


                                             Fiscal quarter     Fiscal year
                                                  ended            ended
                                             April 30, 1995   January 31, 1995
         Revenues:                           --------------   ----------------
           Excalibur, previously reported        $  2,801         $ 10,841
           ConQuest ......................            840            1,797
                                                 ---------        ---------
         Total, as restated ..............       $  3,641         $ 12,638
                                                 =========        =========

          Net Loss:
            Excalibur, previously reported       $   (466)        $ (6,926)
            ConQuest .....................           (137)          (2,462)
                                                 ---------        ---------
          Total, as restated .............       $   (603)        $ (9,388)
                                                 =========        =========



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

The American Institute of Certified Public Accountants recently approved for exposure a draft Statement of Position (the "Exposure Draft") that would supersede Statement of Position 91-1 "Software Revenue Recognition". If implemented in its current form, the Exposure Draft would be effective for years beginning after December 15, 1996. Management believes the proposed changes would not have a material adverse financial impact on the Company.

Research and Development Costs

No product development costs were capitalized, and there were no capitalized costs not yet amortized, during the fiscal years ended January 31, 1997, 1996 and 1995.

Cash and Cash Equivalents

For purposes of the balance sheets and statements of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. U.S. government securities are considered to be investments and are excluded from cash equivalents regardless of their maturities. Cash equivalents consist of funds deposited in money market accounts. Consequently, the carrying amount of cash and cash equivalents approximates fair value.

Marketable Securities

Under Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting For Certain Investments in Debt and Equity Securities," that was adopted
February 1, 1994, the Company classifies its marketable securities as held-to-maturity securities. Accordingly, marketable securities, consisting entirely of U.S. government securities, are carried at cost, adjusted for premium and discount amortization. At January 31, 1997 and 1996, the aggregate fair value of the securities based upon quoted market prices was $8,428,000 and $10,345,000, respectively. The Company's adoption of SFAS No. 115 did not have an impact on the Company's consolidated financial statements as marketable securities previously were carried at cost.

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

Depreciation and Amortization

Depreciation of office furniture and equipment is provided on a straight-line basis over the estimated useful lives of the assets, generally three to ten years. Amortization of leasehold improvements is provided on a straight-line basis over the term of the applicable lease.

Net Loss Per Common Share

Net loss per common share is calculated based on the weighted-average number of common shares outstanding during each period, after deducting dividends on preferred stock. Common stock equivalents (stock options, warrants and cumulative convertible preferred stock) were excluded from the net loss per share computations for all periods presented herein because of their anti-dilutive effect.

The Company will be required to apply the provisions of SFAS No. 128, "Earnings per Share," commencing with its consolidated financial statements for the fiscal quarter and year ending January 31, 1998. The pronouncement provides for the presentation of basic and diluted earnings per share ("EPS"), replacing the currently required primary and fully-diluted EPS. The basic EPS will be computed by dividing reported earnings available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS will be computed in a manner similar to fully-diluted EPS, except for certain changes including the way that the treasury stock method may be applied to determine the dilution for stock options and warrants. Companies will be required to restate prior-period EPS to conform with the new statement. The Company does not expect that the application of the new standard will have a material effect on future EPS presentations or on EPS amounts reported in prior periods.

Translation of Foreign Financial Statements

Assets and liabilities of foreign operations are translated at the year-end rate of exchange. Statements of operations are translated at the average rates of exchange during the year. Gains or losses from translating foreign currency financial statements are accumulated in a separate component of shareholders' equity.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, marketable securities, and accounts receivable. Management believes that the Company's investment policy limits the Company's exposure to concentrations of credit risk. The Company sells its products primarily to U.S. government agencies and to major corporations, including distributors that serve a wide variety of U.S. and foreign markets. The Company extends credit to its corporate customers based on an evaluation of the customer's financial condition, generally without requiring a deposit or collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains an allowance for anticipated losses. The allowance for doubtful accounts was $367,000 and $375,000, respectively, at January 31, 1997 and 1996.

Impairment of Long-lived Assets

The Company complies with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amounts of net assets. Impairment is measured at fair value.

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

The Company granted to ETNV an exclusive license (the "License") to distribute certain of the Company's products to other authorized resellers and customers in the territory for approximately five (5) years. If the revenues of ETNV in the fifth year exceed a certain level, the License shall automatically be renewed. If the License is not renewed, the other shareholders of ETNV may exercise options to sell their shares to the Company according to a revenue-based formula. The Company recorded revenue of approximately $1,191,000 in the fiscal year ended January 31, 1997, related to the License.

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

The Company's investment in ETNV is accounted for using the equity method. The investment exceeded the Company's share of the underlying net assets of ETNV by approximately $827,000, including $758,000 attributable to the value of the warrants discussed above. The excess is being amortized over a five-year period. The amortization of the excess, as well as the Company's share of ETNV's net loss for the period and the elimination of the Company's share of gross profit included in ETNV's prepaid license fees at January 31, 1997, is included in equity in net loss of affiliate in the accompanying consolidated statement of operations for the fiscal year ended January 31, 1997. At January 31, 1997, the investment balance, included in other assets in the accompanying balance sheet net of accumulated amortization of $341,000, was $973,000.

(4)    CAPITALIZATION

Stock Offerings

On March 8, 1996, the Company completed a private placement of 350,000 shares of the Company's common stock at an offering price of $25.00 per share, resulting in net proceeds of approximately $8,388,000. Allen & Company Incorporated ("Allen"), a shareholder of the Company, acted as the placement agency in this transaction and received a fee of approximately $350,000.

On April 25, 1994, the Company completed a private placement of 625,000 shares of the Company's common stock to an unaffiliated institutional investor, at an offering price of $8.00 per share, resulting in net proceeds of approximately $4,800,000 to the Company. Allen acted as the placement agency in this transaction and received a fee of approximately $200,000.

Cumulative Convertible Preferred Stock

The cumulative convertible preferred stock is convertible into common stock at the rate of 10 shares of common stock per share of cumulative convertible preferred stock. Holders of the cumulative convertible preferred stock are entitled to receive cumulative dividends of $0.50 per share per annum, payable annually on April 1 if declared by the Board of Directors, in cash or shares of common stock (to be determined by the Board of Directors) valued at the lower of $1.00 per share or the market price on the date of declaration. The amount of accumulated dividends that have not been declared or accrued at January 31, 1997, is approximately $28,000.

In the event of voluntary liquidation, dissolution or winding-up of the Company or upon any distribution of assets, whether voluntary or involuntary, holders of the convertible preferred stock would have a liquidation preference of $10 per share, plus accrued and unpaid dividends.


(5)    EMPLOYEE BENEFIT PLANS

Stock Options

The Company has adopted certain stock option plans to attract, retain and reward key employees. The plans are administered by a Committee appointed by the Board of Directors, which has the authority, among other things, to determine which officers, directors and key employees are awarded options pursuant to the plans, and the terms and option exercise prices of the stock options. In addition, from time to time, the Board of Directors awards stock options outside the plans; no such awards occurred in fiscal years 1997 or 1996. Of the total number of shares authorized for stock options, options to purchase 2,654,559 shares are outstanding and 1,165,578 shares are available for future grants, including the 1,000,000 shares authorized by the Company's shareholders in June 1996.

Each qualified incentive stock option granted pursuant to the plans has an exercise price equal to the fair market value of the common stock at the date of grant, a ten-year term, and typically a four-year vesting period. A non-qualified option granted pursuant to the plans may contain an exercise price that is below the fair market value of the common stock at the date of grant and/or may be immediately exercisable. The term of non-qualified options is usually five or ten years. The Company records expense related to certain non-qualified options and other stock-based compensation based on the difference between the fair market value of the stock at the date of award and the exercise price, if any, over the vesting period. Expense related to stock-based compensation awards recorded in the accounts during fiscal years 1996 and 1995 was $61,000 and $890,000, respectively. No such expense was recorded in fiscal year 1997.

The following table summarizes the Company's activity for all of its stock option awards.

                                                                    Weighted-
                                    Number of                        Average
                                     Options      Price Range     Exercise Price
                                   ----------   ---------------   --------------
      Balance, January 31, 1994     2,607,059   $ 1.00 - 17.02        $9.33

      Granted                         200,328     2.07 - 11.60         7.05
      Exercised                       (92,930)    1.04 -  6.25         4.61
      Canceled                       (297,561)    1.04 - 16.64        10.19
                                   ----------   ---------------   --------------
      Balance, January 31, 1995     2,416,896     1.00 - 17.02         9.22

      Granted                         912,150     7.44 - 26.21        15.72
      Exercised                      (713,905)    1.00 - 16.91         9.50
      Canceled                       (197,363)    7.44 - 16.64        11.42
                                   ----------   ---------------   --------------
      Balance, January 31, 1996     2,417,778     1.04 - 26.21        11.41

      Granted                         468,500    13.00 - 29.64        18.72
      Exercised                      (142,455)    2.07 - 16.64        10.21
      Canceled                        (89,265)    9.54 - 29.64        18.41
                                   ----------   ---------------   --------------
      Balance, January 31, 1997     2,654,558   $ 1.04 - 29.53       $12.53
                                   ==========   ===============   ==============

Options to purchase 1,738,246, 1,534,235 and 1,938,309 shares of the Company's common stock were vested and exercisable at January 31, 1997, 1996 and 1995, respectively, at weighted-average per share exercise prices of $10.56, $9.37 and $9.05, respectively.

The following table summarizes additional information about stock options outstanding at January 31, 1997.

                             Options Outstanding            Options Exercisable
                     ------------------------------------  ---------------------
                                  Weighted-
                                  Average      Weighted-              Weighted-
                                  Remaining     Average                Average
    Range of         Number of    Contractual  Exercise     Number     Exercise
 Exercise Prices      Options       Life         Price    Exercisable   Price
-----------------   -----------   -----------  ---------  -----------  ---------
$ 1.04 to $ 4.14      535,421     3.13 years    $  1.88      535,421    $  1.88
$ 6.34 to $12.50      591,675     5.61            10.37      481,050      10.39
$13.00 to $15.98      802,150     8.05            15.34      316,181      15.34
$16.02 to $17.02      386,750     6.29            16.68      266,000      16.76
$17.25 to $29.53      338,562     9.15            21.72      139,594      21.72
-----------------   -----------   -----------  ---------  -----------  ---------
                    2,654,558     6.40 years    $ 12.53    1,738,246    $ 10.56
                    ===========   ===========  =========  ===========  =========

The Company adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," effective for the Company's January 31, 1997, consolidated financial statements. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, compensation cost has been recognized for its stock plans based on the intrinsic value of the stock option at date of grant (i.e., the difference between the exercise price and the fair value of the Company's common stock).

Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans made in fiscal years 1997 and 1996 consistent with the method of SFAS No.123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below (amounts in thousands except per share data).

                                         1997          1996
                                       -------       -------
      Net loss, as reported             $7,173       $   884
      Pro forma compensation expense     2,533         1,141
                                       -------       -------
      Pro forma net loss                $9,706        $2,025
                                       =======       =======

      Net loss per share, as reported    $0.58         $0.08
      Net loss per share, pro forma       0.79          0.18

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for the grants that occurred in fiscal years 1997 and 1996; no dividend yield, expected volatility of 60%, a risk-free interest rate of approximately 6.5%, and expected lives of four years. The weighted average fair value per share for stock option grants that were awarded in fiscal years 1997 and 1996 were $9.76 and $7.17, respectively.

Employee Stock Purchase Plan

In June 1996, the Company's shareholders approved the adoption of a non-compensatory stock purchase plan for all active employees. Of the 250,000 shares of common stock that were reserved for issuance thereunder, 3,253 shares were purchased by employees in fiscal year 1997. The plan provides that participating employees may purchase common stock each plan quarter at a price equal to 85% of the closing price at the end of the quarterly period. Payment for the shares is made through authorized payroll deductions of up to 10% of eligible annual compensation.

Deferred Compensation

ConQuest entered into arrangements with certain of its officers, employees and independent consultants to defer a portion of their compensation. Deferred compensation of employees is restricted for use in the exercise of stock options. However, if an employee's options expire because the option terms lapse or because employment terminates, the employee may request cash redemption one year after expiration, with 90 days notice. During fiscal years 1997, 1996 and 1995, deferred compensation of $99,000, $45,000 and $43,000, respectively, was settled through the exercise of options to purchase common stock. Pursuant to the merger with ConQuest, deferred compensation of $88,000 was paid in cash in fiscal year 1996. Effective January 1, 1993, ConQuest revised the deferred compensation arrangements and discontinued the accrual of interest on deferred compensation balances for employees only. Interest continues to accrue on deferred compensation payable to independent consultants. Accrued interest, which is included in the deferred compensation balances, was $73,000 and $60,000, respectively, at January 31, 1997 and 1996.

Employee Savings Plan

The Company has an employee savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, participating eligible employees in the United States may defer up to 20 percent of their pre-tax salary, but not more than statutory limits. During fiscal year 1996, the Company made a discretionary contribution of $3,000 to the savings plan; no other such contributions were made for fiscal years 1997, 1996 or 1995. ConQuest had a similar plan established for the benefit of its employees that was merged into the Company's plan effective December 31, 1996.



(6)   INCOME TAXES

As the Company incurred pretax losses for the fiscal year periods presented herein, there are no income taxes provided in the accompanying statements of operations. At January 31, 1997, the Company had net operating loss carryforwards ("NOLs") of approximately $58,988,000 that expire at various dates beginning in fiscal year 1998 through fiscal year 2012. The realization of the benefits of the NOLs is dependent on sufficient taxable income in future fiscal years. Lack of future earnings, a change in the ownership of the Company, or the application of the alternative minimum tax rules could adversely affect the Company's ability to utilize the NOLs. Further, because there was a change in the ownership of ConQuest last fiscal year, the Company's ability to utilize NOLs related to ConQuest's operations of approximately $3,233,000 may be limited. The Company's net deferred tax assets at January 31, 1997 and 1996 were as follows (in thousands):

                                                  1997              1996
                                                ---------         ---------
      Deferred tax assets
          Net operating loss carryforwards of
             Excalibur, not yet utilized        $ 21,186          $ 18,661
          Net operating loss carryforwards of
             ConQuest, not yet utilized            1,229             1,229
          Other                                    1,113             1,260
                                                ---------         ---------
             Total deferred tax assets            23,528            21,150
          Valuation reserve                      (23,464)          (21,069)
                                                ---------         ---------
                                                      64                81
                                                     (64)              (81)
      Deferred tax liabilities                  ---------         ---------
             Net deferred tax assets            $      -          $      -
                                                =========         =========

Though management believes that future net operating income and taxable income of the Company may be sufficient to utilize a substantial amount of the benefits of the Company's net operating loss carryforwards and to realize its deferred tax assets, a valuation allowance has been recorded to offset completely the carrying value of the deferred tax assets due to the Company's lack of prior earnings and the size of the accumulated deficit.


(7)   COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company conducts its operations using leased office facilities. The leases terminate at various dates through fiscal year 2002. The Company also has operating leases for automobiles at its foreign subsidiary that are included in the figures below. Future minimum rental payments under noncancelable operating leases as of January 31, 1997, net of sublease payments, are as follows (in thousands):

                   Year Ending
                   January 31,
                   -----------
                       1998                 $ 1,158
                       1999                   1,149
                       2000                     884
                       2001                     138
                       2002                       8
                                            ========
                                            $ 3,337
                                            ========

Total rental expense under operating leases, net of sublease income, was approximately $1,070,000, $870,000, and $873,000, in fiscal years 1997, 1996 and
1995, respectively. In fiscal year 1995, other income included approximately $208,000 that ConQuest received from its former landlord as incentive for ConQuest to terminate its lease for office space.

Employment Agreements

In connection with the merger with ConQuest, the Company entered into employment agreements with four former officers of ConQuest. The employment agreements, which expire in July 1997, provide for minimum aggregate annual salary compensation of $548,000 plus incentive compensation.


(8)    RESTRUCTURING COSTS

In fiscal year 1996, the Company completed an assessment of its personnel and facilities requirements and finalized a corporate restructuring and relocation plan. This plan included the relocation of the Company's corporate headquarters from San Diego, California to Northern Virginia and the consolidation of the product development and related customer support staff into two facilities. The relocation was made to move corporate management closer to the Company's major domestic and European customers and to better organize the technical staff to support major product development initiatives. Consequently, the Company recorded a restructuring charge of $653,000 in fiscal year 1996. This charge consisted of severance payments to terminated employees, including a balance payable to the Company's former Chief Executive Officer under an employment agreement, and lease abandonment costs. A substantial amount of the balance accrued at January 31, 1996, was paid during fiscal year 1997.

During fiscal year 1995, the Company recorded a charge of $312,000 for a corporate restructuring that included the consolidation of a remote development facility. Additionally, the Company reviewed its computer equipment requirements and, consistent with its strategic direction, recorded a $464,000 charge for equipment no longer meeting the requirements of its product development efforts.


 (9)   OPERATIONS BY GEOGRAPHIC AREA

The major portion of the Company's sales to overseas customers during the three most recent fiscal years was made by the Company's foreign subsidiary, ETIL, which was established in the United Kingdom during fiscal year 1993. The following table presents information about the Company's operations by geographical area (in thousands):

                                               Fiscal Years Ended January 31,
                                           ------------------------------------
                                             1997          1996          1995
                                           --------      --------      --------
Sales to unaffiliated customers:
  North American operations                $ 14,319      $ 15,124      $ 10,416
  ETIL                                        5,940         3,551         2,222
                                           --------      --------      --------
                                           $ 20,259      $ 18,675      $ 12,638
                                           ========      ========      ========

Net loss:
  North American operations                $ (7,054)     $   (597)     $ (9,069)
  ETIL                                         (119)         (287)         (319)
                                           --------      --------      --------
                                           $ (7,173)     $   (884)     $ (9,388)
                                           ========      ========      ========

Identifiable assets:
  North American operations                $ 21,942      $ 20,528      $ 16,324
  ETIL                                        4,205         2,518         1,627
                                           --------      --------      --------
                                           $ 26,147      $ 23,046      $ 17,951
                                           ========      ========      ========

(10)   OTHER FINANCIAL DATA

a) Equipment and leasehold improvements at January 31, 1997 and 1996 consisted of the following (in thousands):

                                        1997            1996
                                       ------          ------
Computer equipment                     $5,693          $4,061
Office furniture                        1,118             631
Leasehold improvements                    307              89
                                       ------          ------
                                        7,118           4,781

Less accumulated depreciation           4,179           2,838
                                       ------          ------
                                       $2,939          $1,943
                                       ======          ======

b)  Accrued   liabilities  at  January  31,  1997  and  1996  consisted  of  the following ( in thousands):

                                      1997            1996
                                     ------          ------
Accrued compensation                 $1,503          $1,413
Accrued taxes                           199             655
Accrued restructuring costs              41             473
Other                                   567             458
                                     ------          ------
                                     $2,310          $2,999
                                     ======          ======


c) The Company paid legal fees and expenses totaling approximately $221,000, $361,000 and $487,000, respectively, in fiscal years 1997, 1996 and 1995 to a law firm in which a former director of the Company was a partner.

d) Revenues  derived from  contracts  and orders  issued by agencies of the U.S.
government   were   approximately   $6,004,000,   $4,255,000   and   $3,668,000,
respectively, in the fiscal years ended January 31, 1997, 1996 and 1995. These revenues, expressed as a percentage of total revenues for the fiscal year, were approximately 30%, 23% and 29%, respectively. The Company has distribution and cooperative marketing arrangements with International Business Machines Corporation (IBM). Under these agreements, the Company recognized revenues of approximately $1,538,000, or 12% of total revenues, in the fiscal year ended January 31, 1995. Revenues related to these agreements were less than 10% of total revenues in fiscal years 1997 and 1996.

                                 SCHEDULE II



                      EXCALIBUR TECHNOLOGIES CORPORATION
                               AND SUBSIDIARIES
                      VALUATION AND QUALIFYING ACCOUNTS

            FOR FISCAL YEARS ENDED JANUARY 31, 1997, 1996 AND 1995

                                                            Translation
                        Balance at  Additions   Deductions  Adjustment  Balance
                        Beginning    Charged       From       During    at End
Description              of Year    to Expense   Reserves   the Period  of Year
-----------              -------    ----------   --------   ----------  -------

1997
----
Deducted from
accounts receivable:
  For doubtful accounts   $375,000  $150,000  $156,000 (a)   $(2,000)   $367,000

1996
----
Deducted from
accounts receivable:
  For doubtful accounts   $374,000  $ 91,000  $ 96,000 (a)   $ 6,000    $375,000

1995
----
Deducted from
accounts receivable:
  For doubtful accounts   $100,000  $361,000  $ 87,000 (a)   $     -    $374,000


Note (a) - Uncollected receivables written off, net of recoveries.


                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     EXCALIBUR TECHNOLOGIES CORPORATION


                                     By:  /s/Patrick C. Condo
                                          -------------------
                                          Patrick C. Condo
                                          President and Chief Executive Officer

Date:  April 25, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                        Title                           Date
     ---------                        -----                           ----

/s/Patrick C. Condo          President, Chief Executive           April 25, 1997
---------------------        Officer and Director                 --------------
Patrick C. Condo             (Principal Executive Officer)

/s/Donald R. Keough
---------------------        Chairman of the Board                April 23, 1997
Donald R. Keough                                                  --------------

/s/James H. Buchanan         Chief Financial Officer              April 28, 1997
---------------------        Secretary and Treasurer (Principal   --------------
James H. Buchanan            Financial and Accounting Officer)

/s/Richard M. Crooks, Jr.                                         April 25, 1997
-------------------------    Director                             --------------
Richard M. Crooks, Jr.

/s/W.Frank King III                                               April 24, 1997
---------------------        Director                             --------------
W. Frank King III

/s/John G. McMillian                                              April 24, 1997
---------------------        Director                             --------------
John G. McMillian

/s/Paul E. Nelson                                                 April 25, 1997
---------------------        Director                             --------------
Paul E. Nelson

/s/Philip J. O'Reilly                                             April 25, 1997
---------------------        Director                             --------------
Philip J. O'Reilly

/s/Shaun C. Viguerie                                              April 25, 1997
---------------------        Director                             --------------
Shaun C. Viguerie