Form 10-Q
period 1997-04-30
EXCALIBUR TECHNOLOGIES CORP
filed 1997-06-16
CIK 316222

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

                                  (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended April 30, 1997

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes x No __

As of June 12, 1997, 13,019,425 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                   EXCALIBUR TECHNOLOGIES CORPORATION

                       QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTER ENDED APRIL 30, 1997

                            TABLE OF CONTENTS


                     PART I .  FINANCIAL INFORMATION

                                                                       Page
Item 1.    Financial Statements:                                       ----

           Consolidated Balance Sheets
           April 30, 1997 and January 31, 1997...........................3

           Consolidated Statements of Operations
           Three month periods ended April 30, 1997 and 1996.............4

           Consolidated Statements of Cash Flows
           Three month periods ended April 30, 1997 and 1996.............5

           Notes to Consolidated Financial Statements....................6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................11



                          PART II. OTHER INFORMATION

Items 1. - 6............................................................17


Signatures .............................................................18

                         EXCALIBUR TECHNOLOGIES CORPORATION

                            CONSOLIDATED BALANCE SHEETS
                       (in thousands, except per share data)

                     ASSETS
                                                         April 30,  January 31,
                                                           1997        1997
                                                        (unaudited)
                                                         --------    --------
Current Assets:
   Cash and cash equivalents .........................   $  3,014    $  2,685
   U.S. government securities, at cost ...............      5,479       8,427
   Accounts receivable, net of allowance for
      doubtful accounts of $369 and $367, respectively      7,453       9,383
   Prepaid expenses and other ........................      1,318       1,655
                                                         --------    --------
        Total current assets .........................     17,264      22,150

Equipment and leasehold improvements, net of
     accumulated depreciation of $4,569 and
     $4,179, respectively ............................      2,755       2,939
Other assets .........................................        949       1,058
                                                         --------    --------
                                                         $ 20,968    $ 26,147
                                                         ========    ========
      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable ..................................   $  1,319    $  1,680
   Accrued expenses ..................................      2,228       2,310
   Deferred revenues .................................      2,569       2,693
   Deferred compensation .............................        490         901
                                                         --------    --------
        Total current liabilities ....................      6,606       7,584
                                                         --------    --------
Shareholders' Equity:
   5% Cumulative convertible preferred stock,
        $0.01 par value, preference in liquidation
        $10 per share, 1,000 shares authorized;
        27 shares issued and outstanding .............        271         271
   Common stock, par value $0.01, 40,000
        shares authorized; 12,726 and 12,449
        shares issued and outstanding, respectively ..        127         124
   Additional paid-in capital ........................     62,199      61,830
   Accumulated deficit ...............................    (48,176)    (43,619)
   Cumulative translation adjustment .................        (59)        (43)
                                                         --------    --------
        Total shareholders' equity ...................     14,362      18,563
                                                         --------    --------
                                                         $ 20,968    $ 26,147
                                                         ========    ========

     The accompanying notes to the consolidated financial statements are an integral part of these consolidated balance sheets.


                         EXCALIBUR TECHNOLOGIES CORPORATION

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (unaudited)
                       (in thousands, except per share data)

                                          Three Months Ended
                                               April 30,
                                           1997        1996
                                         --------   ---------
REVENUES:
   Software...........................   $  2,259    $  2,979
   Maintenance .......................      1,194       1,022
                                         --------    --------
                                            3,453       4,001
                                         --------    --------
EXPENSES:
   Sales and marketing ...............      3,592       3,103
   Research and product
     development .....................      1,701       1,414
   General and administrative ........      1,102         855
   Cost of software revenues .........        752         221
   Cost of maintenance revenues ......        301         324
   Restructuring costs................        577          --
                                         --------    --------
                                            8,025       5,917
                                         --------    --------

Operating loss .......................     (4,572)     (1,916)

OTHER INCOME / (EXPENSES):
   Interest income, net ..............        118         191
   Equity in net loss of affiliate ...       (103)         --
                                         --------    --------

Net loss .............................     (4,557)     (1,725)


Dividends on preferred stock .........          3           3
                                         --------    --------

Net loss applicable to common stock ..   $ (4,560)   $ (1,728)
                                         ========    ========

Net loss per common share.............   $  (0.36)   $  (0.14)
                                         ========    ========
Weighted-average number of common
   shares outstanding ................     12,520      12,183
                                         ========    ========

          The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

                         EXCALIBUR TECHNOLOGIES CORPORATION

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (unaudited)
                                   (in thousands)
                                                     For the Three Months Ended
                                                                April 30,
                                                            1997        1996
                                                         ---------   ---------
Cash Flows from Operating Activities:
   Net loss ..........................................   $ (4,557)   $ (1,725)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
        Depreciation and amortization ................        399         270
        Equity in net loss of affiliate ..............        103          --
        Loss on disposal of assets ...................         --           7
   Changes in operating assets and liabilities:
        Accounts receivable, net .....................      1,968         (50)
        Prepaid expenses and other ...................        347        (429)
        Accounts payable and accrued expenses ........       (576)       (781)
        Deferred revenues ............................       (121)       (275)
                                                         --------    --------
   Net cash used in operating activities .............     (2,437)     (2,983)
                                                         --------    --------
Cash Flows from Investing Activities:
   Purchase of investments ...........................     (3,474)    (10,591)
   Proceeds from maturities of investments ...........      6,422       3,835
   Purchases of equipment and leasehold improvements .       (215)       (622)
                                                         --------    --------
   Net cash provided by (used in) investing activities      2,733      (7,378)
                                                         --------    --------
Cash Flows from Financing Activities:
   Proceeds from the issuance of common stock ........        107       8,809
   Repayment of notes payable ........................        (25)         (5)
                                                         --------    --------
   Net cash provided by financing activities .........         82       8,804
                                                         --------    --------
The Effect of Exchange Rate Changes on Cash ..........        (49)         21
                                                         --------    --------
Net Increase (Decrease) in Cash and Cash Equivalents .        329      (1,536)

Cash and Cash Equivalents, beginning of period .......      2,685       2,903
                                                         --------    --------
Cash and Cash Equivalents, end of period .............   $  3,014    $  1,367
                                                         ========    ========
Supplemental Disclosures of Cash Flow Information:
  Use of deferred compensation to purchase
  common stock .......................................   $    394    $      4
                                                         ========    ========

          The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

                      EXCALIBUR TECHNOLOGIES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                April 30, 1997


(1)    THE COMPANY

The consolidated financial statements include the accounts of Excalibur Technologies Corporation ("Excalibur"); Excalibur Technologies International, Ltd. ("ETIL"), a wholly-owned subsidiary; and ConQuest Software, Inc. ("ConQuest"), a company that was acquired in July 1995. These entities are collectively referred to hereinafter as the "Company." All significant intercompany transactions and accounts have been eliminated. Certain amounts presented in the prior year's financial statements have been reclassified to conform with the current fiscal year presentation.

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

The Company incurred a net loss of $4,557,000 in the three months ended April 30, 1997, and incurred net losses that totaled $17,445,000 over the last three complete fiscal years. The accumulated deficit of the Company at April 30, 1997 was $48,176,000. The combined balance of cash, cash equivalents and investments in marketable securities was reduced by $2,619,000 in the three months ended April 30, 1997 to a balance of $8,493,000 at the end of the period.

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

These consolidated financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1997. In the opinion of management, the comparative and consolidated financial statements for the fiscal periods presented herein include all adjustments that are normal and recurring which are necessary for a fair statement of the results for the interim periods. The results of operations for the three months ended April 30, 1997 are not necessarily indicative of the results for the entire fiscal year ending January 31, 1998.

Revenue Recognition

Revenues from the sale of computer software licenses are recognized upon shipment of product provided that no significant vendor obligations remain and that collection of the resulting receivable is considered probable. Revenues related to agreements with customers that contain future performance requirements are recognized when the performance requirements are satisfied. Revenues related to customer support agreements are deferred and recognized ratably over the terms of the respective agreements, which are usually one year in length. Maintenance revenues that are bundled with initial licensing fees are deferred and recognized over the terms of the related maintenance periods, which are typically 90 days long.

Research and Development Costs

No product development costs were capitalized, and there were no capitalized costs not yet amortized, during the three month periods ended April 30, 1997 and 1996.

Cash, Cash Equivalents and Marketable Securities

For purposes of the balance sheets and statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of funds deposited in money market accounts. U.S. government securities are considered investments and are excluded from cash equivalents regardless of their maturities. Under the Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting For Certain Investments in Debt and Equity Securities," the Company considers its marketable securities as held-to-maturity securities. Accordingly, marketable securities, consisting entirely of U.S. government securities, are carried at cost, adjusted for premium and discount amortization. At April 30, 1997 and January 31, 1997, the aggregate fair value of the securities based upon quoted market prices was $5,479,000 and $8,428,000, respectively.

Stock-Based Compensation

Effective for the financial statements as of January 31, 1997, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by this pronouncement, the Company is continuing to apply the provisions of APB Opinion No. 25 and related Interpretations in accounting for awards to employees and directors made pursuant to its employee stock plans. However, fair value accounting is applied to transactions involving the Company's issuance of stock options or other equity instruments for the acquisition of goods or services from nonemployees.

Income Taxes

Due to the net losses reported for the three month periods ended April 30, 1997 and 1996, no income taxes were provided in the periods.

Net Loss Per Common Share

Net loss per common share has been computed by dividing the net loss for the period, plus dividends on preferred stock, by the weighted-average number of common shares outstanding during each period. Common stock equivalents (stock options, warrants and cumulative convertible preferred stock) were excluded from the net loss per share computations for the periods presented herein because of their anti-dilutive effect.

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


(3)    INVESTMENT IN AFFILIATE

In July 1996, the Company authorized the use of its name by Excalibur Technologies N.V. ("ETNV"), a Belgian company incorporated in June 1996 for the purpose of selling and marketing the Company's products and services within a large territory including most of Northern Europe and Italy. The Company granted to ETNV an exclusive license to distribute certain of the Company's products to other authorized resellers and customers in the territory for approximately five

(5) years. The Company contributed approximately $488,000 in cash to ETNV in order to purchase 13.2% of ETNV's voting capital stock. In connection with the organization of ETNV, the Company also issued warrants to purchase 148,500 shares of the Company's common stock to certain shareholders of ETNV. The warrants are exercisable at a price of $22.00 per share for seven years but only if ETNV achieves certain financial objectives.

The Company's investment in ETNV is accounted for using the equity method. The investment exceeded the Company's share of the underlying net assets of ETNV by approximately $827,000, including $758,000 attributable to the value of the warrants discussed in the preceding paragraph. The excess is being amortized over a five-year period.

The amortization of the excess, as well as the Company's share of ETNV's net loss for the current fiscal quarter, is included in equity in net loss of affiliate in the accompanying consolidated statement of operations for the three months ended April 30, 1997. The balance of the investment, included in other assets in the accompanying balance sheets at April 30, 1997 and January 31, 1997, was $870,000 and $973,000, respectively, net of accumulated amortization of $444,000 and $341,000, respectively.


(4)    ISSUANCES OF COMMON STOCK

During the first quarter of the current fiscal year, the Company issued approximately 270,000 shares of common stock upon the exercise of options ranging in price from $1.04 to $11.64 per share, resulting in total cash proceeds to the Company of approximately $60,000 and the utilization of $394,000 in deferred compensation. In addition, approximately 5,000 shares of common stock were issued to participants of the employee stock purchase plan. The exercise of stock options provided total cash proceeds of approximately $432,000 in the first quarter of last fiscal year.

On March 8, 1996, the Company completed a private placement of 350,000 shares of the Company's common stock at an offering price of $25.00 per share, resulting in net proceeds of approximately $8,388,000. Allen & Company Incorporated, a beneficial owner excluding affiliates of approximately 25% of the Company's outstanding common stock, acted as the placement agent in this transaction and received a fee of approximately $350,000.


(5)    RESTRUCTURING COSTS

The Company has implemented changes to its organization by reorganizing its sales force and forming a new business unit, the Visual Business Group. In connection with these changes, in the first quarter, the Company committed to a reduction of its workforce by approximately 10% and recorded a restructuring charge of $577,000 at April 30, 1997. The charge primarily consists of severance pay and medical and other severance benefits for nineteen terminated employees in sales, development, marketing and administrative functions. Cash expenditures made pursuant to the restructuring will be completed substantially in the second quarter of the current fiscal year.

(6)   SUBSEQUENT EVENTS

Acquisition of Interpix

On May 5, 1997, the Company acquired Interpix Software Corporation ("Interpix"), located in Santa Clara, California, a privately-owned company and developer of a commercial technology enabling the collection, indexing, management and presentation of multimedia data on the Internet and corporate intranets. The shareholders of Interpix received 275,000 shares of common stock of Excalibur in exchange for all of the outstanding common stock of Interpix. The purchase method of accounting will be applied to this acquisition transaction. The Company is in the process of allocating the purchase price to the various acquired assets and it believes, based on its preliminary analysis, that approximately $1,284,000 will be allocated to research and development projects in process and expensed in the second quarter of the current fiscal year.

Repricing of Stock Options

On May 7, 1997, the Board of Directors authorized a repricing program which allows active current employees to elect to reprice all or some of their outstanding options to purchase common stock of Excalibur, granted under the 1989 Incentive Plan and the 1995 Stock Option Plan and ranging in exercise price from $5.50 to $29.53 per share, to $4.75, the closing price of Excalibur common stock on May 7, 1997. Any options that an optionholder elects to reprice may not be exercised until November 7, 1997. Options to purchase approximately 1,226,275 shares of common stock are eligible to be repriced.

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

The Company believes that it is the technology leader in providing enterprise-wide, accurate, scaleable, secure, knowledge-retrieval software solutions capable of supporting both text and image information assets. It believes that these qualities differentiate its software products from other search engines, toolkits, and text retrieval products. The Company's Excalibur RetrievalWare and Excalibur Visual RetrievalWare products deliver a unified software solution for text and visual knowledge retrieval. The Company is committed to empowering organizations by enabling people to transform information into knowledge and is focused on the high-end of the market for knowledge retrieval.

Results of Operations

Total revenues for the first fiscal quarter ended April 30, 1997 were $3,453,000, a 14% decrease over total revenues of $4,001,000 reported for the same quarter last fiscal year. The Company incurred a net loss for the quarter ended April 30, 1997 of $4,557,000, or $0.36 per common share, compared to a net loss of $1,725,000, or $0.14 per common share, for the first quarter last fiscal year.

Total expenses for the Company were $8,025,000 in the first quarter, which represented a 36% increase from total expenses of $5,917,000 in the first quarter last fiscal year. As discussed below, total expenses for the current quarter included a restructuring charge of $577,000, and there were quarter-to-quarter increases in all cost categories.

Management believes that three primary factors adversely impacted the revenue performance of the Company in the quarter.

First, the slow ramp up of a significant number of sales personnel contributed to lower than expected revenues in North America. Total revenues for North America were approximately $2,698,000 in the current year quarter; comparable revenues were $3,149,000 a year ago. Due to unexpected turnover among sales personnel, the Company spent considerable resources training a largely new sales force in the first quarter. The new personnel were subjected to a prolonged and thorough sales training and product familiarization program that management believes will result in more effective selling in the future, but the program kept these sales personnel out of the field during this time.

The second factor causing the lower revenues related to the failure to close a joint development agreement with a strategic business partner that the Company had expected to close in the first quarter. Several factors affecting the partner's business prevented them from signing this agreement. Although the Company has a continuing and solid relationship with this partner, there can be no assurances that the expected agreement will occur.

Third, the slow ramp up of revenues generated by the Company's Belgian affiliate, Excalibur Technologies N.V. ("ETNV"), resulted in an interruption of revenue recorded by the Company related to this arrangement. As explained in
Note 3 to the Consolidated Financial Statements contained herein, the Company licensed the use of its name and certain software products to this affiliated company in July 1996. The license agreement provides that ETNV make minimum license fee payments to the Company each quarter, including quarterly payments of $625,000 in the current year which represent software revenue of approximately $500,000 per quarter. The Company's management believes that progress has been made in starting up this operation including the establishment of sales and support offices in several European countries and the building of a pipeline of business opportunities. However, sales are not closing as fast as expected, net losses have been incurred since inception, and ETNV's cash reserves have been reduced. Due to the slower than expected growth of ETNV, no software revenue was recorded by the Company in the current quarter. The shareholders of ETNV include a company that was a significant reseller of the Company's products and that contributed its operations to ETNV in connection with its formation. The Company's revenues for the first quarter last year included over $270,000 related the previous reseller agreement. Due primarily to these items, the revenues from international operations of the Company declined 11% to approximately $755,000 in the current quarter from $852,000 last year.

The following chart summarizes the components of revenues and the categories of expenses, including the amounts expressed as a percentage of total revenues, for the three month periods ended April 30, 1997 and 1996, and the percentage change in the amounts between fiscal quarters (dollars in thousands).

                                    Three Months Ended April 30,       Increase
                                      1997                 1996       (Decrease)
                                ----------------     ----------------    -------
                                 Amount      %        Amount      %         %
                                -------   ------     -------   ------    -------
Revenues:
     RetrievalWare              $ 1,865     54 %     $ 1,222     30 %      53  %
     EFS                            394     11         1,757     44       (78)
                                -------   ------     -------   ------    -------
 Total Software                   2,259     65         2,979     74       (24)
 Maintenance                      1,194     35         1,022     26        17
                                -------   ------     -------   ------    -------
       Total revenues           $ 3,453    100 %     $ 4,001    100 %     (14) %
                                =======   ======     =======   ======    =======
Expenses:
     Sales and marketing        $ 3,592    104 %     $ 3,103     78 %      16  %
     Research and
     product development          1,701     49         1,414     35        20
     General and administrative   1,102     32           855     21        29
     Costs of sales               1,053     30           545     14        93
     Restructuring costs            577     17            --     --       100
                                -------   ------     -------   ------    -------
           Total expenses       $ 8,025    232 %     $ 5,917    148 %      36  %
                                =======   ======     =======   ======    =======

Software revenues related to Excalibur RetrievalWare increased 53% in the current quarter to $1,865,000 from $1,222,000 in the comparable quarter last year, and constituted 54% of total revenues. The increase included growth in revenues related to training and implementation support. Excalibur RetrievalWare software revenues were 30% of total revenues in the first quarter last year. Excalibur EFS software revenues declined 78% in the quarter from $1,757,000 last year to $394,000 in the current year, reflecting the Company's efforts to focus its sales promotion and marketing efforts on the Excalbur RetrievalWare product line and the lack of revenues related to ETNV as discussed above. Combined software revenues decreased 24% in the quarter from $2,979,000 a year ago to $2,259,000 in the current year. Due primarily to the expansion of the customer base by the addition of Excalibur RetrievalWare users, maintenance revenues increased by 17% to $1,194,000 in the current quarter from $1,022,000 in the first quarter last year.

Software revenues for the current quarter included revenues of approximately $606,000 related to the recently-announced license of Excalibur RetrievalWare to United Airlines. The airline intends to use the Company's software to provide more than 20,000 mechanics and engineers worldwide with the most current maintenance information via its global corporate network. Initial revenue from this license represented 27% and 18%, respectively, of software and total revenues for the first quarter of the current fiscal year.

Sales and marketing costs increased by 16% in the quarter, from $3,103,000 last year to $3,592,000 in the current year, due to an increase in the number of sales and marketing employees. The increase in the number of employees between fiscal quarters, which occurred primarily in corporate marketing and at the Company's international sales operation located in the United Kingdom, resulted in higher salary expense and related personnel costs including benefits, telephone costs, equipment depreciation and travel costs. These expense increases were partially offset by a reduction in expenditures related to marketing programs. The Company employed 71 people in the sales and marketing areas at April 30, 1997. There were 65 sales and marketing employees at April 30, 1996.

Research and product development costs increased by 20% to $1,701,000 in the first quarter of the current fiscal year compared with $1,414,000 last year due primarily to an expansion of the technical staff responsible for the development and enhancement of the Excalibur RetrievalWare product line. The Company began to ship a major release of Excalibur RetrievalWare, version 6.0, near the end of the year. This increase in personnel resulted in an increase in salaries expense primarily, and also increases in related expenses such as benefits, equipment costs and depreciation. The Company had a total of 57 research and development employees at April 30, 1997; there were 45 such employees at April 30, 1996.

General and administrative expenses increased by 29% in the current quarter to $1,102,000 from $855,000 in the comparable quarter last year. Since last year's first quarter, the Company has added employees to the human resources, contracts, management information systems and financial planning and analysis functions, thereby increasing salaries expense primarily. Related costs also increased including equipment, telephone and other office costs. Consulting expense increased between quarters due to the use of temporary technicians in the current year for projects to improve the Company's internal data and communications network.

Costs of sales increased by 93% between quarters, from $545,000 last year to $1,053,000 in the current year. The increase relates primarily to the addition of three training instructors and the formation of a product implementation group which had 7 employees at April 30, 1997. At April 30, 1996, this group did not exist. The increase in the number of employees in these areas resulted in additional salaries expense, as well as increased overhead costs. Costs of sales in the first quarter of the current year also included the costs of new users manuals and other documentation related to the release of Excalibur RetrievalWare discussed above and an updated version of the Excalibur EFS product. The costs of the customer support group declined slightly between quarters.

The Company implemented changes to its organization by reorganizing its sales force and forming a new business unit, the Visual Business Group. In connection with these changes, in the first quarter, the Company committed to a reduction of its workforce by approximately 10% and recorded a restructuring charge of $577,000. The charge primarily consists of severance pay and benefits for terminated employees.

Net interest income declined to $118,000 in the current quarter from $191,000 in the comparable quarter last year due to a decrease in the level of investment securities held. The Company's equity in the loss of its affiliate, ETNV, was $103,000 in the quarter. There was no corresponding item in the prior year period as ETNV was not formed until June 1996.


Liquidity and Capital Resources

In the three months ended April 30, 1997, the Company's combined balance of cash, cash equivalents and investments in marketable securities decreased by $2,619,000 to $8,493,000 as summarized below (in thousands). At April 30, 1997 and January 31, 1997, investments in marketable securities consisted of U.S. Treasury Bills with maturities of less than one year.

                                 April 30,   January 31,
                                   1997         1997       Change
                                 ---------    --------    --------
             Cash and cash
                equivalents       $ 3,014     $ 2,685     $   329
             Investments            5,479       8,427      (2,948)
                                  -------     -------     -------
                Total             $ 8,493     $11,112     $(2,619)
                                  =======     =======     =======

During the three months ended April 30, 1997, cash was used to fund operating activities and to purchase computer and other equipment. The amount of cash used in operations during the first quarter, $2,437,000, was less than the net loss for the quarter, $4,557,000, due primarily to a significant reduction in the level of accounts receivable. The balance of accounts receivable declined by $1,928,000.

The Company received approximately $107,000 cash proceeds from the sale of common stock during the quarter ended April 30, 1997. In addition, deferred compensation balances totaling $394,000 were utilized in connection with the exercise of stock options during the quarter.

Despite the reduction in the balance of accounts receivable during the quarter, the number of days sales outstanding ("DSO") at April 30, 1997 remained relatively constant. The balance of accounts with payment terms beyond the normal practice of 30 to 45 days decreased in the quarter, but the effect of this reduction on the DSO was mitigated by the large amount of revenue generated near the end of the quarter. Management believes that the allowance for doubtful accounts of $369,000 at April 30, 1997 is adequate.

Factors That May Affect Future Results

Primarily  due to the  large  operating  losses  incurred  by the  Company,  the
Company's  balance  of cash,  cash  equivalents  and  investments  has  declined substantially in the last twelve months. Various factors, including those discussed above, have inhibited the revenue growth that management expected during this period. As a result, the short-term revenue expectations of management have been moderated, and adjustments in current spending levels have been made. As discussed above and in Note 5 to the Consolidated Financial Statements contained herein, the Company has reduced its workforce by approximately 10% from the number of employees at April 30, 1997, and, with a few select exceptions in the sales and development areas, has curtailed the hiring of new employees. In addition, the Company has postponed certain programs and expenses in order to achieve an overall reduction in expenditures. Management believes that these actions, and the investments of time and money in the training of the sales force, will improve sales productivity, and will not adversely affect the Company's ability to compete effectively throughout the remainder of this fiscal year.

The text development staff is focused on the completion of a product that will facilitate the transition of the installed customer base of Excalibur EFS to Excalibur RetrievalWare. Although delays have been experienced, the Company expects to begin shipping this product in the third quarter of the current fiscal year. As discussed in Note 6 to the Consolidated Financial Statements, the Company recently completed the acquisition of Interpix Software Corporation. Through this acquisition, the Company added complementary technology which management believes will enhance the web crawling and web publishing capabilities of its products in Internet and intranet environments. In addition, the Company recently announced the formation of the Visual Business Group to sharpen the focus on developing opportunities for Excalibur Visual RetrievalWare and to increase the pace of product development and release.

Management believes that the changes and initiatives discussed above should position the Company to perform better during the rest of the year, to improve operating results, and to slow down the use of cash. Management does not believe that the Company's business is declining. Consequently, the current balance of cash, cash equivalents and investments is expected to be sufficient to fund the Company's current projected cash needs for the remainder of the current fiscal year.

Historically, the Company has used primarily cash provided by sales of its common stock to fund its operating losses. Should the actions taken by management be ineffective in reducing the net losses and the use of cash in the next several quarters, the Company may be required to pursue additional external sources of financing to support its operations and capital requirements. There can be no assurances that external sources of financing will be available if required, or that such financing will be available on terms acceptable to the Company.

The market for the Company's software products is growing rapidly and the Company's business environment is characterized by rapid technological changes, changes in customer requirements and new emerging market segments. Consequently, to compete effectively, the Company must make frequent new product introductions and enhancements and deploy sales and marketing resources to take advantage of new business opportunities. The Company's operations are also subject to certain other risks and uncertainties including, among others, the effectiveness of actual and potential competition, the success of the Company's relationships with its strategic partners and other distributors of the Company's products, and the risks associated with acquisitions and international expansion. Failure to meet any of these challenges could adversely affect future operating results.

The Company has significant net operating loss carryforwards ("NOLs") of approximately $59 million. The deferred tax assets representing the benefits of the NOLs have been offset completely by a valuation allowance due to the Company's lack of an earnings history. The realization of the benefits of the NOLs is dependent on sufficient taxable income in future fiscal years. Lack of future earnings, or a change in the ownership of the Company, could adversely affect the Company's ability to utilize the NOLs. Further, because there was a change in the ownership of ConQuest Software, Inc. ("ConQuest") in July 1995, the Company's ability to utilize NOLs relating to ConQuest of approximately $3,233,000 may be limited. Despite the NOL carryforwards, the Company may have income tax liability in future years due to the application of the alternative minimum tax rules of the Internal Revenue Code.

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

The foregoing discussion may also contain comments about management's future expectations, performance, plans and prospects which might constitute
"forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995. There can be no assurances that expected future results will be achieved. Actual results may differ materially from management's expectations as the result of the various important factors discussed above including, but not limited to, the success of our relationships with strategic partners, the Company's ability to continue to develop competitive products and make timely product releases, the effects of competition, and the rapidly changing marketplace.

The Company believes that inflation has not had a material effect on the results of its operations to date.

The Company can be contacted via e-mail at inof@excalib.com or visited at its web sit at www.excalib.com.

                         PART II-- OTHER INFORMATION

Item 1.     Legal Proceedings                                    None.
-------

Item 2.     Changes in Securities                                None.
-------

Item 3.     Defaults upon Senior Securities                      None.
-------

Item 4.     Submission of Matters to Vote of Security Holders    None.
-------

Item 5.     Other Information                                    None.
-------

Item 6.     Exhibits and Reports on Form 8-K
-------

On May 16, 1997, the Company filed a report on Form 8-K announcing the stock option repricing program discussed in Note 6 to the Consolidated Financial Statements contained herein.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       EXCALIBUR TECHNOLOGIES CORPORATION
                                       ----------------------------------



June 12, 1997                          By: /s/ Patrick C. Condo
                                       ------------------------
                                       Patrick C. Condo
                                       President and Chief Executive Officer



June 12, 1997                          By: /s/ James H. Buchanan
                                       -------------------------
                                       James H. Buchanan
                                       Chief Financial Officer