Form 10-Q
period 1997-07-31
EXCALIBUR TECHNOLOGIES CORP
filed 1997-09-15
CIK 316222

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

                                  (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended July 31, 1997

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes |X| No __

As of September 11, 1997, 13,063,647 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                   EXCALIBUR TECHNOLOGIES CORPORATION

                       QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED July 31, 1997

                            TABLE OF CONTENTS


                     PART I .  FINANCIAL INFORMATION


Item 1.    Financial Statements:                                      Page

           Consolidated Balance Sheets
           July 31, 1997 and January 31, 1997........................... 3

           Consolidated Statements of Operations
           Three and six month periods ended July 31, 1997 and 1996..... 4

           Consolidated Statements of Cash Flows
           Six month periods ended July 31, 1997 and 1996............... 5

           Notes to Consolidated Financial Statements................... 6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations................................... 12



                          PART II. OTHER INFORMATION

Items 1 - 6............................................................ 21


Signatures ............................................................ 22

                      EXCALIBUR TECHNOLOGIES CORPORATION

                         CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share data)

                      ASSETS                      July 31, 1997     January 31,
                                                    (unaudited)         1997
                                                   ------------    ------------
Current Assets:
   Cash and cash equivalents .....................    $  4,179        $  2,685
   U.S. government securities, at cost ...........       3,889           8,427
   Accounts receivable, net of allowance for
      doubtful accounts of $292 and $367,
      respectively ...............................       6,137           9,383
   Prepaid expenses and other ....................         987           1,655
                                                      ---------       ---------
        Total current assets .....................      15,192          22,150

Equipment and leasehold improvements, net of
   accumulated depreciation of $4,943 and $4,179,
   respectively ..................................       2,553           2,939
Other assets .....................................       1,398           1,058
                                                      ---------       ---------
                                                      $ 19,143        $ 26,147
                                                      =========       =========

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable...............................    $    773        $  1,680
   Accrued expenses...............................       1,891           2,310
   Deferred revenues..............................       2,886           2,693
   Deferred compensation..........................         446             901
                                                      ---------       ---------
        Total current liabilities.................       5,996           7,584
                                                      ---------       ---------

Shareholders' Equity:
   5% Cumulative convertible preferred stock,
      $0.01 par value, preference in
      liquidation $10 per share, 1,000 shares
      authorized; 27 shares issued and
      outstanding.................................         271             271
   Common stock, par value $0.01, 40,000 shares
      authorized; 13,049 and 12,449 shares
      issued and outstanding, respectively........         130             124
   Additional paid-in capital.....................      64,220          61,830
   Accumulated deficit............................     (51,397)        (43,619)
   Cumulative translation adjustment..............         (77)            (43)
                                                      ---------       ---------
        Total shareholders' equity................      13,147          18,563
                                                      ---------       ---------
                                                      $ 19,143        $ 26,147
                                                      =========       =========

     The accompanying notes to the consolidated financial statements are an integral part of these consolidated balance sheets.

                      EXCALIBUR TECHNOLOGIES CORPORATION

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (unaudited)
                    (in thousands, except per share data)

                                       Three Months Ended     Six Months Ended
                                             July 31,              July 31,
                                         1997       1996       1997       1996
                                      ---------  ---------  ---------  ---------
REVENUES:
   Software ........................  $  3,864   $  3,262   $  6,123   $  6,241
   Maintenance .....................     1,321      1,057      2,515      2,079
                                      ---------  ---------  ---------  ---------
                                         5,185      4,319      8,638      8,320
                                      ---------  ---------  ---------  ---------

EXPENSES:
   Sales and marketing .............     3,375      3,521      6,967      6,624
   Research and product development      1,569      1,456      3,270      2,870
   Acquired in-process research and
     development ...................     1,284         --      1,284         --
   General and administrative ......     1,106      1,085      2,208      1,940
   Cost of software revenues .......       699        322      1,450        543
   Cost of maintenance revenues ....       313        412        615        736
   Restructuring costs .............        --         --        577         --
                                      ---------  ---------  ---------  ---------
                                         8,346      6,796     16,371     12,713
                                      ---------  ---------  ---------  ---------
Operating loss .....................    (3,161)    (2,477)    (7,733)    (4,393)

OTHER INCOME/ (EXPENSES):
     Interest income, net ..........        99        223        217        414
     Equity in net loss of affiliate      (159)       (59)      (262)       (59)
                                      ---------  ---------  ---------  ---------
Net loss ...........................    (3,221)    (2,313)    (7,778)    (4,038)

Dividends on preferred stock .......         3          3          7          7
                                      ---------  ---------  ---------  ---------
Net loss applicable to common stock   $ (3,224)  $ (2,316)  $ (7,785)  $ (4,045)

Net loss per common share ..........  $   (.25)  $  (0.19)  $   (.60)  $  (0.33)
                                      =========  =========  =========  =========
Weighted-average number of common
shares outstanding .................    13,017     12,363     12,916     12,274
                                      =========  =========  =========  =========



     The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

                      EXCALIBUR TECHNOLOGIES CORPORATION

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)
                                (in thousands)

                                                       Six Months Ended July 31,
                                                           1997        1996
                                                        ----------  ----------
Cash Flows from Operating Activities:
   Net loss ..........................................   $ (7,778)   $ (4,038)
   Adjustments to reconcile net loss to net cash used
      in operating activities:
        Depreciation and amortization ................        799         605
        Acquired in-process research and development .      1,284          --
        Equity in net loss of affiliate ..............        262          59
        Loss on disposal of assets ...................         --           8
   Changes in operating assets and liabilities:
        Accounts receivable, net .....................      3,319         617
        Prepaid expenses and other ...................        613        (426)
        Accounts payable and accrued expenses ........     (1,476)     (1,133)
        Deferred revenues ............................        183        (440)
                                                         ---------   ---------
   Net cash used in operating activities .............     (2,794)     (4,748)
                                                         ---------   ---------

Cash Flows from Investing Activities:
   Purchase of investments ...........................     (8,856)    (12,053)
   Proceeds from maturities of investments ...........     13,394       8,646
   Loan to / investment in affiliate .................        (95)       (488)
   Acquisition, net of cash used .....................         55          --
   Purchases of equipment and leasehold improvements .       (355)     (1,443)
                                                         ---------   ---------
   Net cash provided by (used in) investing activities      4,143      (5,338)
                                                         ---------   ---------

Cash Flows from Financing Activities:
   Proceeds from the issuance of common stock ........        269       9,435
   Repayment of notes payable ........................        (40)         (5)
                                                         ---------   ---------
   Net cash provided by financing activities .........        229       9,430
                                                         ---------   ---------

The Effect of Exchange Rate Changes on Cash ..........        (84)        (76)
                                                         ---------   ---------

Net Increase (Decrease) in Cash and Cash Equivalents .      1,494        (732)

Cash and Cash Equivalents, beginning of period .......      2,685       2,903
                                                         ---------   ---------

Cash and Cash Equivalents, end of period .............   $  4,179    $  2,171
                                                         =========   =========

     The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

                      EXCALIBUR TECHNOLOGIES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                July 31, 1997


(1)    THE COMPANY

The consolidated financial statements include the accounts of Excalibur Technologies Corporation ("Excalibur"); Excalibur Technologies International, Ltd. ("ETIL"), a wholly-owned subsidiary; ConQuest Software, Inc. ("ConQuest"), a company that was acquired in July 1995; and Interpix Software Corporation ("Interpix"), a company that was acquired in May 1997. These entities are collectively referred to hereinafter as the "Company." All significant intercompany transactions and accounts have been eliminated. Certain amounts presented in the prior year's financial statements have been reclassified to conform with the current fiscal year presentation.

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

The Company incurred net losses of $3,221,000 and $7,778,000 in the three and six month periods ended July 31, 1997, and incurred net losses that totaled $17,445,000 over the last three complete fiscal years. The accumulated deficit of the Company at July 31, 1997 was $51,397,000. The combined balance of cash, cash equivalents and investments in marketable securities was reduced by $3,044,000 in the six months ended July 31, 1997 to a balance of $8,068,000 at the end of the period.

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

These consolidated financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1997. In the opinion of management, the comparative and consolidated financial statements for the fiscal periods presented herein include all adjustments that are normal and recurring which are necessary for a fair statement of the results for the interim periods. The results of operations for the three and six month periods ended July 31, 1997 are not necessarily indicative of the results for the entire fiscal year ending January 31, 1998.

Revenue Recognition

Revenues from the sale of computer software licenses are recognized upon shipment of product provided that no significant vendor obligations remain and that collection of the resulting receivable is considered probable. Revenues related to agreements with customers that contain future performance requirements are recognized when the performance requirements are satisfied. Revenues related to customer support agreements are deferred and recognized ratably over the terms of the respective agreements, which are usually one year in length. Maintenance revenues that are bundled with initial licensing fees are deferred and recognized over the terms of the related maintenance periods, which are typically 90 days.

The American Institute of Certified Public Accountants has approved for exposure a draft Statement of Position (the "Exposure Draft") that would supersede Statement of Position 91-1, "Software Revenue Recognition." If implemented in its current form, the Exposure Draft would be effective for years beginning after December 15, 1996. Management believes that the proposed changes would not have a material adverse financial impact on the Company.

Research and Development Costs

No product development costs were capitalized, and there were no capitalized costs not yet amortized, during the six month periods ended July 31, 1997 and 1996.

Stock-Based Compensation

Effective for the financial statements as of January 31, 1997, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation." As permitted by this pronouncement, the Company is continuing to apply the provisions of APB Opinion No. 25 and related
Interpretations in accounting for awards to employees and directors made pursuant to its employee stock plans. However, fair value accounting is applied to transactions involving the Company's issuance of stock options or other equity instruments for the acquisition of goods or services from nonemployees.

Income Taxes

Due to the net losses reported for the six month periods ended July 31, 1997 and 1996, no income taxes were provided in the periods.

Translation of Foreign Financial Statements

Assets and liabilities of foreign operations are translated at the period-end rate of exchange. Statements of operations are translated at the average rate of exchange during the period. Gains or losses from translating foreign currency financial statements are accumulated in a separate component of shareholders' equity.


Net Loss Per Common Share

Net loss per common share has been computed by dividing the net loss for each period, plus dividends on preferred stock, by the weighted-average number of common shares outstanding during each period. Common stock equivalents (stock options, warrants and cumulative convertible preferred stock) were excluded from the net loss per share computations for the periods presented herein because of their anti-dilutive effect.

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

Cash, Cash Equivalents and Marketable Securities

For purposes of the balance sheets and statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of funds deposited in money market accounts. U.S. government securities are considered investments and are excluded from cash equivalents regardless of their maturities. Under SFAS No. 115, "Accounting For Certain Investments in Debt and Equity Securities," the Company considers its marketable securities as held-to-maturity securities. Accordingly, marketable securities, consisting entirely of U.S. government securities, are carried at cost, adjusted for premium and discount amortization. At July 31, 1997 and January 31, 1997, the aggregate fair value of the securities based upon quoted market prices was $3,889,000 and $8,428,000, respectively.

Supplemental Cash Flow Information (in thousands)
                                                     Six Months Ended
                                                          July 31,
                                                      1997      1996
                                                    --------  --------
Non-cash investing and financing activities:
   Use of deferred compensation to purchase
     common stock                                   $   438    $   33
   Issuance of warrants to purchase common stock         --       758
   Common stock issued for acquisition                1,822        --

Details of acquisition:
   Fair value of assets acquired                    $   583    $   --
   In-process research and development acquired       1,284        --
   Liabilities assumed                                   21        --
   Stock issued                                       1,822        --
                                                    -------    ------
   Cash paid                                             24        --
Cash acquired                                            79        --
                                                    -------    ------
Net cash received in acquisition                    $    55    $   --
                                                    =======    ======



(3)    ACQUISITION OF INTERPIX SOFTWARE CORPORATION

On May 5, 1997, the Company acquired Interpix, located in Santa Clara, California, a privately-owned company and developer of a commercial technology enabling the collection, indexing, management and presentation of multimedia data on the Internet and corporate intranets. The purchase method of accounting has been applied to this acquisition transaction and, accordingly, the results of operations of Interpix have been included in the Company's consolidated results of operations for the three and six month periods ended July 31, 1997 from the date of acquisition. The results of operations for Interpix prior to the acquisition were not significant.

The shareholders of Interpix received 275,000 shares of common stock of Excalibur in exchange for all of the outstanding common stock of Interpix. The total purchase price included the value of the Excalibur shares, $1,822,000, and out-of -pocket acquisition costs, $45,000. It was allocated to the assets purchased and the liabilities assumed based upon their fair values on the date of acquisition. Approximately $1,284,000 of the purchase price was allocated to research and development projects in process and was expensed in the three month period ended July 31, 1997. The excess of the purchase price over the fair value of the net assets of Interpix was approximately $545,000. This amount represents intangible assets related to the completed technology base, the assembled workforce and tradenames acquired, and has been recorded as goodwill which is being amortized on a straight-line basis over five years. The amount of goodwill amortization for the three and six month periods ended July 31, 1997 was approximately $27,000.

(4)    INVESTMENT IN AFFILIATE

In July 1996, the Company authorized the use of its name by Excalibur Technologies N.V. ("ETNV"), a Belgian company incorporated in June 1996 for the purpose of selling and marketing the Company's products and services within a large territory including most of Northern Europe and Italy. The Company granted to ETNV an exclusive license to distribute certain of the Company's products to other authorized resellers and customers in the territory for approximately five
(5) years. The Company contributed approximately $488,000 in cash to ETNV in order to purchase 13.2% of ETNV's voting capital stock. In connection with the organization of ETNV, the Company also issued warrants to purchase 148,500 shares of the Company's common stock to certain shareholders of ETNV. The warrants are exercisable at a price of $22.00 per share for seven years but only if ETNV achieves certain financial objectives. In July 1997, the Company loaned ETNV approximately $95,000.

The Company's investment in ETNV is accounted for using the equity method. The investment exceeded the Company's share of the underlying net assets of ETNV by approximately $827,000, including $758,000 attributable to the value of the warrants discussed in the preceding paragraph. The excess is being amortized over a five-year period.

The amortization of the excess, as well as the Company's share of ETNV's net loss for the period, is included in equity in net loss of affiliate in the accompanying consolidated statements of operations for the three and six month periods ended July 31, 1997 and 1996. The balance of the investment, included in other assets in the accompanying balance sheets at July 31, 1997 and January 31, 1997, was $806,000 and $973,000, respectively, net of accumulated amortization of $603,000 and $341,000, respectively.


(5)    ISSUANCES OF COMMON STOCK

During the first six months of the current fiscal year, the Company issued approximately 296,000 shares of common stock upon the exercise of employee stock options ranging in price from $1.04 to $11.64 per share, resulting in total cash proceeds to the Company of approximately $89,000 and the utilization of $438,000 in deferred compensation. In addition, approximately 28,000 shares of common stock were issued to participants of the employee stock purchase plan at an aggregate purchase price of approximately $182,000. The exercise of stock options provided total cash proceeds of approximately $1,047,000 in the six month period ended July 31, 1996.

On May 7, 1997, the Board of Directors authorized a repricing program which allowed active current employees to elect to reprice all or some of their outstanding options to purchase common stock of Excalibur, granted under the 1989 Incentive and the 1995 Stock Option Plans and ranging in exercise price from $5.50 to $29.53 per share, to $4.75, the closing price of Excalibur common stock on May 7, 1997. Options to purchase approximately 1,176,000 shares of common stock were repriced. Stock options that have been repriced may not be exercised until November 8, 1997.

On March 8, 1996, the Company completed a private placement of 350,000 shares of the Company's common stock at an offering price of $25.00 per share, resulting in net proceeds of approximately $8,388,000. Allen & Company Incorporated, a beneficial owner of in excess of 25% of the Company's outstanding common stock, acted as the placement agent in this transaction and received a fee of approximately $350,000.


(6)   RESTRUCTURING COSTS

       The Company reorganized its sales force and made other changes to its overall organization in April 1997. In connection with these changes, the Company reduced its workforce by approximately 10% and recorded a restructuring charge of $577,000 in the first quarter. The charge primarily consisted of severance pay and medical and other severance benefits for nineteen terminated employees in sales, development, marketing and administrative functions. Cash expenditures made pursuant to the restructuring were substantially completed in the second quarter of the current fiscal year.

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

On May 5, 1997, the Company acquired Interpix Software Corporation ("Interpix"), located in Santa Clara, California, a privately-owned company and developer of a commercial technology enabling the collection, indexing, management and presentation of multimedia data on the Internet and corporate intranets. The purchase method of accounting has been applied to this acquisition transaction and, accordingly, the results of operations of Interpix have been included in the Company's consolidated results of operations for the three and six month periods ended July 31, 1997 from the date of acquisition. The shareholders of Interpix received 275,000 shares of common stock of Excalibur in exchange for all of the outstanding common stock of Interpix. Approximately $1,284,000 of the purchase price was allocated to research and development projects in process and was expensed in the three month period ended July 31, 1997. The excess of the purchase price over the fair value of the net assets of Interpix was approximately $545,000. This amount represents certain intangible assets, and has been recorded as goodwill which is being amortized on a straight-line basis over five years.

Results of Operations

Total revenues for the second fiscal quarter ended July 31, 1997 were $5,185,000, an increase of 20% over total revenues of $4,319,000 reported for the corresponding fiscal quarter last year. The Company incurred a net loss of $3,221,000, or $0.25 per common share, in the second quarter compared to a net loss of $2,313,000, or $0.19 per common share, in the second quarter last fiscal year. Excluding the charge of $1,284,000 for in-process research and development costs related to the acquisition of Interpix, the net loss for the second quarter ended July 31, 1997 was $1,937,000.

For the six months ended July 31, 1997, total revenues were $8,638,000, an increase of 4% over total revenues of $8,320,000 reported for the same fiscal period last year. The Company incurred a net loss of $7,778,000, or $0.60 per common share, in the first six months of the current fiscal year compared to a net loss of $4,038,000 million, or $0.33 per common share, in the same fiscal period last year. Excluding the Interpix charge identified above and a $577,000 charge recorded in the first quarter related to the restructuring of operations, the net loss for the six months ended July 31, 1997 was $5,917,000.

The following chart summarizes the components of revenues and the categories of expenses, including the amounts expressed as a percentage of total revenues, for the three and six month periods ended July 31, 1997 and 1996, and the percentage change in the amounts between fiscal periods (dollars in thousands).



                                    Three Months Ended July 31,       Increase
                                     1997                 1996       (Decrease)
                              -----------------    -----------------  ---------
                               Amount   Percent     Amount   Percent   Percent
                              --------  -------    --------  -------  ---------
Revenues:
 RetrievalWare                $  3,488     67 %    $  1,622     38 %     115 %
 EFS                               376      7         1,640     38       (77)
                              --------   ------    --------   ------    ------
  Total software                 3,864     74         3,262     76        18
 Maintenance                     1,321     26         1,057     24        25
                              ========   ======    ========   ======    ======
  Total revenues              $  5,185    100 %    $  4,319    100 %      20 %
                              ========   ======    ========   ======    ======
Expenses:
 Sales and marketing          $  3,375     65 %    $  3,521     81 %      (4)%
 Research and product
   development                   1,569     30         1,456     34         8
 Acquired in-process
   research and development      1,284     25            --     --       n/a
 General and administrative      1,106     21         1,085     25         2
 Costs of sales                  1,012     20           734     17        38
 Restructuring costs                --     --            --     --        --
                              ========   ======    ========   ======    ======
  Total expenses              $  8,346    161 %    $  6,796    157 %      23 %
                              ========   ======    ========   ======    ======

                                     Six Months Ended July 31,        Increase
                                     1997                 1996       (Decrease)
                              -----------------    -----------------  ---------
                               Amount   Percent     Amount   Percent   Percent
                              --------  -------    --------  -------  ---------
Revenues:
 RetrievalWare                $  5,353     62 %    $  2,844     34 %      88 %
 EFS                               770      9         3,397     41       (77)
                              --------   ------    --------   ------    ------
  Total software                 6,123     71         6,241     75        (2)
 Maintenance                     2,515     29         2,079     25        21
                              ========   ======    ========   ======    ======
  Total revenues              $  8,638    100 %    $  8,320    100 %       4 %
                              ========   ======    ========   ======    ======
Expenses:
 Sales and marketing          $  6,967     81 %     $ 6,624     80 %       5 %
 Research and product
   development                   3,270     38         2,870     35        14
 Acquired in-process
   research and development      1,284     15            --     --       n/a
 General and administrative      2,208     25         1,940     23        14
 Costs of sales                  2,065     24         1,279     15        61
 Restructuring costs               577      7            --     --       n/a
                              ========   ======    ========   ======    ======
     Total expenses           $ 16,371    190 %    $ 12,713    153 %      29 %
                              ========   ======    ========   ======    ======



Software revenues increased by 18%, to $3,864,000 in the second quarter from $3,262,000 in last year's fiscal second quarter, due primarily to a 199% increase in service revenues that include implementation support, software development and training services provided to a variety of customers. Service revenues were approximately 18% of total software revenues in the second quarter. License fee revenues increased 4% between fiscal periods. Excalibur RetrievalWare software revenues increased 115% in the second quarter over comparable revenues for the second quarter last year, and now represent approximately 90% of total software revenues, and 67% of total revenues. Software revenues from North American sales, which were approximately 66% of total software revenues in the second quarter, increased by 34% from the corresponding fiscal quarter of last year. International software revenues declined by approximately 3% in the second quarter compared with last year's second quarter.

For the six months ended July 31, 1997, total software revenues decreased slightly, to $6,123,000 in the current year from $6,241,000 in the six months ended July 31, 1996. However, Excalibur RetrievalWare software revenues increased by 88% compared to the prior fiscal year. Service revenues, which represented approximately 21% of total software revenues in the six months ended July 31, 1997, increased by 217% between years. Software license fee revenues declined 17% between years. Software revenues from North American sales, which were approximately 69% of total software revenues in the six months ended July 31, 1997, increased by 6% from the corresponding six-month period of last year. International software revenues declined by approximately 15% in the current year compared with last year.

The current year-to-date revenues were adversely impacted by factors that affected the Company's first quarter performance. First, the ramp-up of a significant number of sales personnel contributed to lower than expected revenues in North America. Due to unexpected turnover among sales personnel, the Company spent considerable resources training a largely new sales force in the first quarter. The new personnel were subjected to a prolonged and thorough sales training and product familiarization program that management believes resulted in more effective selling in second quarter, but the program kept these sales personnel out of the field during the beginning of the current fiscal year. The second factor causing the lower revenues related to the failure to close a joint development agreement with a strategic business partner that the Company had expected to close in the first half of the fiscal year. Several factors affecting the partner's business prevented them from signing this agreement. Although the Company has a continuing relationship with this partner, there can be no assurances that the expected agreement will occur. Third, due to the slower than expected growth of the Company's Belgian affiliate, Excalibur Technologies N.V. ("ETNV"), no software revenue related to ETNV's software distribution license was recorded by the Company in the first quarter.

As explained in Note 4 to the Consolidated Financial Statements contained herein, the Company licensed the use of its name and certain software products to ETNV in July 1996. The license agreement provides that ETNV make minimum license fee payments to the Company each quarter, including quarterly payments of $625,000 in the current year which represent software revenue of approximately $500,000 per quarter. The Company's management believes that progress has been made in starting up this operation including the establishment of sales and support offices in several European countries and the building of a pipeline of business opportunities. However, sales are not closing as fast as expected, net losses have been incurred since inception, and ETNV's cash reserves have been reduced. Consequently, in the current fiscal year, software revenues have been recorded only when minimum license fees are received in cash. Software revenues for the three and six month periods ended July 31, 1997 included approximately $502,000 in revenues related to the minimum license fee for the second quarter that was paid by ETNV. Software revenues for the three and six month periods ended July 31, 1996 contained revenues of approximately $360,000 related to the license arrangement with ETNV.

In the second quarter of the current fiscal year, the Company also derived software revenues from expanded software license agreements with several other important existing customers, including the Chicago Tribune; the Los Angeles Times; Automatic Data Processing, Inc. (ADP); and various intelligence organizations. Excalibur RetrievalWare was selected by new customers in various industries needing mission-critical knowledge retrieval solutions, including Sony Marketing Inc.; Koch Industries, Inc.; eWorks! Inc.; and federal, state and local government organizations. Software revenues in the first quarter also were derived from license agreements with various North American and international customers, most notably United Airlines. The airline intends to use the Company's software to provide more than 20,000 mechanics and engineers worldwide with the most current maintenance information via a global corporate network.

Due  primarily  to the  expansion  of the  customer  base with the  addition  of
Excalibur RetrievalWare users, maintenance revenues increased by 25% to $1,321,000 in the second quarter from $1,057,000 in the second quarter last year, and by 21% to $2,515,000 in the six months ended July 31, 1997 from $2,079,000 in the corresponding period of last year.

Sales and marketing costs decreased by 4% in the second quarter, to $3,375,000 in the current year from $3,521,000 last year, due to cost reduction measures taken at the end of the first quarter. The workforce reduction and sales force reorganization actions announced at that time included a reduction in the number of sales and marketing employees. The resulting decrease in salary expense and recruiting costs more than offset the increase in sales commissions for the quarter. The Company also reduced the level of marketing program expenditures in the second quarter by approximately $102,000 compared to the prior fiscal year. For the six months ended July 31, 1997, sales and marketing expenses increased by 5% compared with the prior fiscal year, to $6,967,000 in the current year from $6,624,000 in the prior year, due to a 16% increase in such expenditures in the first quarter. The Company employed 64 people in the sales and marketing areas at July 31, 1997. There were 73 sales and marketing employees at July 31, 1996.

Total research and product development costs increased by 96%, to $2,853,000 in the second quarter of the current fiscal year compared with $1,456,000 last year, due primarily to the acquisition of Interpix. For the six months ended July 31, 1997, research and development costs increased by 59%, to $4,554,000 in the current year from $2,870,000 in the six months ended July 31, 1996. Included in such costs for both current year periods are a $1,284,000 charge related to the acquired in-process research and development projects of Interpix and the costs of the Interpix product development staff since the date of acquisition. Excluding the in-process projects charge, research and development costs increased by approximately 8% and 14%, respectively, in the three and six month periods ended July 31, 1997 compared with the corresponding periods of the prior fiscal year. In the current fiscal year, the Company has reduced the number of software engineers supporting the EFS software product resulting in an overall reduction in the number of research and development employees to 52 at July 31, 1997. There was a total of 60 research and development employees at July 31, 1996.

In the second  quarter,  the Company  announced  the  availability  of Excalibur
RetrievalWare 6.1. This release features Excalibur WebSynchro and advanced profiling and summarization capabilities, and represents the Company's first product that integrates advanced search and retrieval technology with the web crawling capabilities obtained from Interpix. Development efforts are proceeding on a version of the product containing document imaging capabilities. Management expects this release to facilitate the transition of current EFS users to Excalibur RetrievalWare.

General and administrative expenses increased by 2% in the current quarter to $1,106,000 from $1,085,000 in the comparable quarter last year. For the six months ended July 31, 1997, general and administrative costs increased by 14%, to $2,208,000 in the current year from $1,940,000 in the six months ended July 31, 1996. Since last year's first quarter, the Company has moved its corporate headquarters to a larger facility and added employees to the human resources, contracts, management information systems and financial planning and analysis functions, thereby increasing salaries expense primarily. Related costs also increased including office rent, telephone, depreciation and other equipment costs although recruiting and moving costs have declined. Consulting expense decreased between quarters due to a reduction in the use of external resources for investor relations and strategic planning.

Costs of sales increased by 38%, to $1,012,000 in the current quarter from $734,000 in the second quarter last year. For the six months ended July 31, 1997, cost of sales increased by 61%, to $2,065,000 in the current year from $1,279,000 in the six months ended July 31, 1996. The increase relates primarily to the addition of three training instructors and the formation of a product implementation group which had 8 employees at July 31, 1997. At July 31, 1996, this group did not exist. The increase in the number of employees in these areas resulted in additional salaries expense, as well as increased overhead costs. Costs for the three and six month periods ended July 31, 1997 also included the costs of implementation project subcontractors and increased costs related to the resale of third-party software products. Costs of sales in the first quarter of the current year included the costs of new users manuals and other documentation related to the 6.0 release of Excalibur RetrievalWare and an updated version of the Excalibur EFS product. The costs of the customer support group have declined in the current fiscal year, resulting in decreased costs of maintenance in the three and six month periods ended July 31, 1997 compared with the corresponding periods of last year.

As indicated above, the Company reorganized its sales force and made other changes to the overall organization at the end of the first quarter of the current fiscal year. In connection with these changes, the Company reduced its workforce by approximately 10% and recorded a restructuring charge of $577,000 in the first quarter. The charge primarily consisted of severance pay and benefits for terminated employees.

Net interest income declined to $99,000 and $217,000, respectively, in the three and six month periods ended July 31, 1997 from $223,000 and $414,000, respectively, in the comparable fiscal periods of last year due to a decrease in the level of investment securities held. The Company's equity in the net loss of ETNV was $159,000 in the current quarter, and $262,000 for the six months ended July 31, 1997. The Company's equity in ETNV's net loss was $59,000 for both the three and six month periods ended July 31, 1996--ETNV was not formed until July 1996.

Liquidity and Capital Resources

In the six months ended July 31, 1997, the Company's combined balance of cash, cash equivalents and investments in marketable securities decreased by $3,044,000 to $8,068,000 as summarized below (in thousands). At July 31, 1997 and January 31, 1997, investments in marketable securities consisted of U.S. Treasury Bills with maturities of less than one year.


                          July 31,     January 31,
                            1997          1997        Change
                         ---------     ---------     ---------
          Cash and cash
           equivalents   $  4,179      $  2,685      $  1,494
          Investments       3,889         8,427        (4,538)
                         =========     =========     =========
             Total       $  8,068      $ 11,112      $ (3,044)
                         =========     =========     =========

During the six months ended July 31, 1997, cash was used to fund operating activities, and to purchase computer and other equipment with a cost of $355,000. The Company also made a $95,000 loan to ETNV. The amount of cash used in operations during the six months ended July 31, 1997, $2,794,000, was substantially less than the net loss for the period, $7,778,000, due primarily to a significant reduction in the level of accounts receivable and other current assets. The amount of cash provided by the $3,319,000 reduction in the balance of accounts receivable and the $613,000 reduction in the balance of other current assets was offset somewhat by the use of $1,476,000 cash to reduce accounts payable and accrued liabilities. The net loss for the current year also included non-cash charges totaling $2,345,000. Cash was provided from the maturity of Treasury Bills, $4,538,000, and the exercise of employee stock options, $269,000. Net cash of $55,000 was provided as a result of the acquisition of Interpix.

Last year, cash used in operations during the first six months was $4,748,000, fixed asset additions were $1,443,000 and the initial investment of $488,000 was made in ETNV. However, in March 1996, the Company completed a private placement sale of its common stock that provided net cash proceeds of approximately $8,388,000, and the exercise of stock options by employees provided $1,047,000 cash.

Due to the reduction in the balance of accounts receivable during the current fiscal year, including accounts with payment terms beyond the normal practice of 30 to 45 days, the number of days sales outstanding ("DSO") at July 31, 1997 declined from the number at January 31, 1997. Management believes that the allowance for doubtful accounts of $292,000 at July 31, 1997 is adequate.

Factors That May Affect Future Results

Primarily due to the large operating losses incurred by the Company, the Company's balance of cash, cash equivalents and investments has declined substantially in the last five fiscal quarters. Various factors, including those discussed above pertaining to the first quarter of the current fiscal year, have inhibited the revenue growth that management expected during this period. As a result, the short-term revenue expectations of management were moderated, and planned expenditures were reduced. As discussed above and in Note 6 to the Consolidated Financial Statements contained herein, the Company reduced its workforce by approximately 10% from the number of employees at April 30, 1997, and, with a few select exceptions in the sales and development areas, curtailed the hiring of new employees. In addition, the Company postponed certain programs and expenses in order to achieve an overall reduction in expenditures. Management believes that these actions, and the investments of time and money in the training of the sales force, has improved sales productivity, and has not adversely affected the Company's ability to compete effectively in the current fiscal year.

The text development staff is focused on the completion of a product that will facilitate the transition of the installed customer base of Excalibur EFS to Excalibur RetrievalWare. The Company expects to release this version of the product by the end of the current fiscal year. As discussed in Note 3 to the Consolidated Financial Statements, the Company completed the acquisition of Interpix in May 1997. Through this acquisition, the Company added complementary technology which management believes will enhance the web crawling and web publishing capabilities of its products in Internet and intranet environments.

In addition, the Company has made other organizational changes in order to sharpen the focus on developing opportunities for Excalibur Visual RetrievalWare and to increase the pace of product development and release.

Management believes that the changes and initiatives discussed above should slow down the use of cash by the Company. Consequently, the current balance of cash, cash equivalents and investments is expected to be sufficient to fund the Company's current projected cash needs for the remainder of the current fiscal year.

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

Item 1.     Legal Proceedings                                    None.


Item 2.     Changes in Securities                                None.


Item 3.     Defaults upon Senior Securities                      None.


Item 4.     Submission of Matters to Vote of Security Holders

(a) The 1997 Annual Meeting of Shareholders was held on July 23, 1997.

(b) The following individuals were elected to serve as the Board of Directors for the terms expiring at the 1998 Annual Meeting:

                                         Number of Shares Voted
                                         ----------------------

                                             For       Withheld
                                             ---       --------

                 Donald R. Keough         9,365,872     266,132
                 Patrick C. Condo         9,312,801     319,203
                 Richard M. Crooks, Jr    9,355,169     276,835
                 John S. Hendricks        9,366,508     265,496
                 W. Frank King III        9,374,211     257,793
                 John G. McMillian        9,366,022     265,982
                 Philip J. O'Reilly       9,349,630     282,374
                 Shaun C. Viguerie        9,352,530     279,474





(c) No other business came before the meeting.


Item 5.     Other Information                                    None.



Item 6.     Exhibits and Reports on Form 8-K

On May 16, 1997, the Company filed a report on Form 8-K announcing the stock option repricing program discussed in Note 5 to the Consolidated Financial Statements contained herein.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      EXCALIBUR TECHNOLOGIES CORPORATION



September 12, 1997                  By: /s/ Patrick C. Condo
                                    ------------------------
                                    Patrick C. Condo
                                    President and Chief Executive Officer



September 12, 1997                  By: /s/ James H. Buchanan
                                    -------------------------
                                    James H. Buchanan
                                    Chief Financial Officer