Form 10-Q
period 1997-10-31
EXCALIBUR TECHNOLOGIES CORP
filed 1997-12-10
CIK 316222

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

                                  (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended October 31, 1997

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes |X| No __

As of December 5, 1997, 13,109,554 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                   EXCALIBUR TECHNOLOGIES CORPORATION

                       QUARTERLY REPORT ON FORM 10-Q
                 FOR THE QUARTER ENDED OCTOBER 31, 1997

                            TABLE OF CONTENTS


                     PART I .  FINANCIAL INFORMATION


Item 1.    Financial Statements:                                        Page

           Consolidated Balance Sheets
           October 31, 1997 and January 31, 1997..........................3

           Consolidated Statements of Operations
           Three and nine month periods ended October 31, 1997 and 1996...4

           Consolidated Statements of Cash Flows
           Nine month periods ended October 31, 1997 and 1996.............5

           Notes to Consolidated Financial Statements.....................6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................12



                          PART II. OTHER INFORMATION

Items 1. - 6.............................................................22


Signatures ..............................................................23

                      EXCALIBUR TECHNOLOGIES CORPORATION

                         CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share data)

                      ASSETS                          October 31,    January 31,
                                                         1997            1997
                                                      (unaudited)
                                                      -----------    -----------
Current Assets:
   Cash and cash equivalents .......................     $  4,468      $  2,685
   U.S. government securities, at cost .............        2,998         8,427
   Accounts receivable, net of allowance for
      doubtful accounts of $407 and $367,
      respectively .................................        6,924         9,383
   Prepaid expenses and other ......................          860         1,655
                                                         --------      --------
        Total current assets .......................       15,250        22,150

Equipment and leasehold improvements, net of
   accumulated depreciation of $5,295 and
   $4,179, respectively ............................        2,461         2,939
Other assets .......................................        1,224         1,058
                                                         --------      --------
                                                         $ 18,935      $ 26,147
                                                         ========      ========

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable ................................     $  1,116      $  1,680
   Accrued expenses ................................        2,098         2,310
   Deferred revenues ...............................        2,644         2,693
   Deferred compensation ...........................          403           901
                                                         --------      --------
        Total current liabilities ..................        6,261         7,584
                                                         --------      --------

Shareholders' Equity:
   5% Cumulative convertible preferred stock,
      $0.01 par value, preference in liquidation
      $10 per share, 1,000 shares authorized;
      27 shares issued and outstanding .............          271           271
   Common stock, par value $0.01, 40,000 shares
      authorized; 13,093 and 12,449 shares issued
      and outstanding, respectively ................          131           124
   Additional paid-in capital ......................       64,425        61,830
   Accumulated deficit .............................      (52,025)      (43,619)
   Cumulative translation adjustment ...............         (128)          (43)
                                                         --------      --------
        Total shareholders' equity .................       12,674        18,563
                                                         --------      --------
                                                         $ 18,935      $ 26,147
                                                         ========      ========

     The accompanying notes to the consolidated financial statements are an integral part of these consolidated balance sheets.

                       EXCALIBUR TECHNOLOGIES CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                     (in thousands, except per share data)

                                       Three Months Ended       Nine Months Ended
                                           October 31,              October 31,
                                         1997        1996        1997        1996
                                       --------    --------    --------    --------
REVENUES:
   Software ........................   $  4,976    $  4,727    $ 11,100    $ 10,968
   Maintenance .....................      1,452       1,084       3,966       3,163
                                       --------    --------    --------    --------
                                          6,428       5,811      15,066      14,131
                                       --------    --------    --------    --------

EXPENSES:
   Sales and marketing .............      3,035       3,832      10,002      10,456
   Research and product development       1,544       1,761       4,814       4,631
   Acquired in-process research and
   development .....................       --          --         1,284        --
   General and administrative ......      1,241       1,000       3,449       2,940
   Cost of software revenues .......        859         588       2,310       1,131
   Cost of maintenance revenues ....        316         408         930       1,144
   Restructuring costs .............       --          --           577        --
                                       --------    --------    --------    --------
                                          6,995       7,589      23,366      20,302
                                       --------    --------    --------    --------
Operating loss .....................       (567)     (1,778)     (8,300)     (6,171)

OTHER INCOME/ (EXPENSES):
     Interest income, net ..........         89         177         306         591
     Equity in net loss of affiliate       (150)       (123)       (412)       (182)
                                       --------    --------    --------    --------
Net loss ...........................       (628)     (1,724)     (8,406)     (5,762)

Dividends on preferred stock .......          3           3          10          10
                                       --------    --------    --------    --------

Net loss applicable to common stock    $   (631)   $ (1,727)   $ (8,416)   $ (5,772)
                                       ========    ========    ========    ========

Net loss per common share ..........   $  (0.05)   $  (0.14)   $  (0.65)   $  (0.47)
                                       ========    ========    ========    ========

Weighted-average number of common
shares outstanding .................     13,069      12,413      12,873      12,321
                                       ========    ========    ========    ========

       The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

                      EXCALIBUR TECHNOLOGIES CORPORATION

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)
                                (in thousands)

                                                   Nine Months Ended October 31,
                                                             1997        1996
                                                          ----------  ----------
Cash Flows from Operating Activities:
   Net loss ............................................   $ (8,406)   $ (5,762)
   Adjustments to reconcile net loss to net cash used
      in operating activities:
        Depreciation and amortization ..................      1,173         998
        Acquired in-process research and development ...      1,284        --
        costs
        Equity in net loss of affiliate ................        412         182
        Loss on disposal of assets .....................       --             7
   Changes in operating assets and liabilities:
        Accounts receivable, net .......................      2,627        (730)
        Prepaid expenses and other .....................        743         (59)
        Accounts payable and accrued expenses ..........       (946)       (487)
        Deferred revenues ..............................        (95)       (311)
                                                           --------    --------
   Net cash used in operating activities ...............     (3,208)     (6,162)
                                                           --------    --------

Cash Flows from Investing Activities:
   Purchase of investments .............................    (14,830)    (14,505)
   Proceeds from maturities of investments .............     20,259      13,990
   Loan to / investment in affiliate ...................        (95)       (557)
   Acquisition, net of cash used .......................         55        --
   Purchases of equipment and leasehold improvements ...       (605)     (2,012)
                                                           --------    --------
   Net cash provided by (used in) investing activities .      4,784      (3,084)
                                                           --------    --------

Cash Flows from Financing Activities:
   Proceeds from the issuance of common stock ..........        436       9,603
   Repayment of notes payable ..........................        (40)        (14)
                                                           --------    --------
   Net cash provided by financing activities ...........        396       9,589
                                                           --------    --------

The Effect of Exchange Rate Changes on Cash ............       (189)       (199)
                                                           --------    --------
Net Increase in Cash and Cash Equivalents ..............      1,783         144

Cash and Cash Equivalents, beginning of period .........      2,685       2,903
                                                           --------    --------
Cash and Cash Equivalents, end of period ...............   $  4,468    $  3,047
                                                           ========    ========

       The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

                      EXCALIBUR TECHNOLOGIES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               October 31, 1997

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

The Company incurred net losses of $628,000 and $8,406,000 in the three and nine month periods ended October 31, 1997, and incurred net losses that totaled $17,445,000 over the last three complete fiscal years. The accumulated deficit of the Company at October 31, 1997 was $52,025,000. The combined balance of cash, cash equivalents and investments in marketable securities was reduced by $3,646,000 in the nine months ended October 31, 1997 to a balance of $7,466,000 at the end of the period.

The Company's operations are subject to certain risks and uncertainties including, among others, the dependence upon the timing of the closing of large software licenses; actual and potential competition by entities with greater financial resources, experience and market presence than the Company; rapid technological changes; the success of the Company's product marketing and product distribution strategies; the risks associated with acquisitions and international expansion; the need to manage growth; the need to retain key personnel and protect intellectual property; and the availability of additional capital financing on terms acceptable to the Company.


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

These consolidated financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1997. In the opinion of management, the comparative and consolidated financial statements for the fiscal periods presented herein include all adjustments that are normal and recurring which are necessary for a fair statement of the results for the interim periods. The results of operations for the three and nine month periods ended October 31, 1997 are not necessarily indicative of the results for the entire fiscal year ending January 31, 1998.

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

The American Institute of Certified Public Accountants has issued Statement of Position 97-2, "Software Revenue Recognition," ("SOP 97-2") that supersedes Statement of Position 91-1. SOP 97-2 is effective for revenue transactions entered into by the Company in fiscal years beginning after January 31, 1998. Management believes that the changes contained in SOP 97-2 will not have a material adverse financial impact on the Company.

Research and Development Costs

No product development costs were capitalized, and there were no capitalized costs not yet amortized, during the nine month periods ended October 31, 1997 and 1996.

Stock-Based Compensation

Effective for the financial statements as of January 31, 1997, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation." As permitted by this pronouncement, the Company is continuing to apply the provisions of APB Opinion No. 25 and related Interpretations in accounting for awards to employees and outside directors made pursuant to its employee stock plans. However, fair value accounting is applied to transactions involving the Company's issuance of stock options or other equity instruments for the acquisition of goods or services from other outside providers.

Income Taxes

Due to the net losses reported for the nine month periods ended October 31, 1997 and 1996, no income taxes were provided in the periods.

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

Cash, Cash Equivalents and Marketable Securities

For purposes of the balance sheets and statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of funds deposited in money market accounts. U.S. government securities are considered investments and are excluded from cash equivalents regardless of their maturities. Under SFAS No. 115, "Accounting For Certain Investments in Debt and Equity Securities," the Company considers its marketable securities as held-to-maturity securities. Accordingly, marketable securities, consisting entirely of U.S. government securities, are carried at cost, adjusted for premium and discount amortization. At October 31, 1997 and January 31, 1997, the aggregate fair value of the securities based upon quoted market prices was $2,999,000 and $8,428,000, respectively.

Supplemental Cash Flow Information (in thousands)
                                                     Nine Months Ended
                                                           October 31,
                                                    1997          1996
                                                  ----------   ----------
Non-cash investing and financing activities:
   Use of deferred compensation to purchase       $    344     $     33
   common stock
   Issuance of warrants to purchase common stock        --          758
   Common stock issued for acquisition               1,822           --

Details of acquisition:
   Fair value of assets acquired                  $    583     $     --
   In-process research and development acquired      1,284           --
   Liabilities assumed                                  21           --
   Stock issued                                      1,822           --
                                                  ----------   ----------
   Cash paid                                            24           --
Cash acquired                                           79           --
                                                  ----------   ----------
Net cash received in acquisition                  $     55     $     --
                                                  ==========   ==========




(3)    ACQUISITION OF INTERPIX SOFTWARE CORPORATION

On May 5, 1997, the Company acquired Interpix, located in Santa Clara, California, a privately-owned company and developer of a commercial technology enabling the collection, indexing, management and presentation of multimedia data on the Internet and corporate intranets. The purchase method of accounting has been applied to this acquisition transaction and, accordingly, the results of operations of Interpix have been included in the Company's consolidated results of operations for the three and nine month periods ended October 31, 1997 from the date of acquisition. The results of operations for Interpix prior to the acquisition were not significant.

The shareholders of Interpix received 275,000 shares of common stock of Excalibur in exchange for all of the outstanding common stock of Interpix. The total purchase price included the value of the Excalibur shares, $1,822,000, and out-of-pocket acquisition costs, $45,000. It was allocated to the assets purchased and the liabilities assumed based upon their fair values on the date of acquisition. Approximately $1,284,000 of the purchase price was allocated to research and development projects in process and was expensed in the three month period ended July 31, 1997. The excess of the purchase price over the fair value of the net assets of Interpix was approximately $545,000. This amount represents intangible assets related to the completed technology base, the assembled workforce and tradenames acquired, and has been recorded as goodwill which is being amortized on a straight-line basis over five years. The amounts of goodwill amortization for the three and nine month periods ended October 31, 1997 were approximately $27,000 and $54,000, respectively.

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

The amortization of the excess, the Company's share of ETNV's net loss for the period, and the elimination of the Company's share of gross profit in the ending balances of ETNV's prepaid license fees are included in equity in net loss of affiliate in the accompanying consolidated statements of operations for the three and nine month periods ended October 31, 1997 and 1996. The balance of the investment, included in other assets in the accompanying balance sheets at October 31, 1997 and January 31, 1997, was $656,000 and $973,000, respectively, net of accumulated amortization of $753,000 and $341,000, respectively.

For the three and nine months ended October 31, 1997, the Company recorded total revenues of $690,000 and $1,261,000, respectively, related to the software license with ETNV including license fees and maintenance revenues. The comparable amounts for the corresponding periods of the prior year were $347,000 and $722,000, respectively.

(5)    ISSUANCES OF COMMON STOCK

During the first nine months of the current fiscal year, the Company issued approximately 332,000 shares of common stock upon the exercise of employee stock options ranging in price from $1.04 to $11.64 per share, resulting in total cash proceeds to the Company of approximately $188,000 and the utilization of $344,000 in deferred compensation. In addition, approximately 35,000 shares of common stock were issued to participants of the employee stock purchase plan at an aggregate purchase price of approximately $235,000. The exercise of stock options provided total cash proceeds of approximately $1,266,000 in the nine month period ended October 31, 1996.

On May 7, 1997, the Board of Directors authorized a repricing program which allowed active current employees to elect to reprice all or some of their outstanding options to purchase common stock of Excalibur, granted under the 1989 and the 1995 Incentive Plans and ranging in exercise price from $5.50 to $29.53 per share, to $4.75, the closing price of Excalibur common stock on May 7, 1997. Options to purchase approximately 1,176,000 shares of common stock were repriced. Stock options that were repriced were not exercisable until November 8, 1997.

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


(7)   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 1997, SFAS No. 129, "Disclosure of Information about Capital Structure", was issued and is effective for the Company's fiscal year ending January 31, 1998. In June 1997, SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" were issued and are effective for the fiscal year ending January 31, 1999. The Company has not determined the impact of the implementation of these pronouncements.

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

The Company believes that it is the technology leader in providing accurate, scaleable, secure, knowledge-retrieval software solutions capable of supporting knowledge assets of most media types including paper documents, text, images, and video. Excalibur's products enable users to search and retrieve these types of data through intranets, local-area and wide-area networks, extranets, and the Internet. It believes that these qualities differentiate its software products from other search engines, toolkits, and text retrieval products. The Company's Excalibur RetrievalWare and Excalibur Visual RetrievalWare products deliver a unified software solution for text and visual knowledge retrieval. The Company is committed to empowering organizations by enabling people to transform information into knowledge and is focused on the high-end of the market for knowledge retrieval.

On May 5, 1997, the Company acquired Interpix Software Corporation ("Interpix"), located in Santa Clara, California, a privately-owned company and developer of a commercial technology enabling the collection, indexing, management and presentation of multimedia data on the Internet and corporate intranets. The purchase method of accounting was applied to this acquisition transaction and, accordingly, the results of operations of Interpix have been included in the Company's consolidated results of operations for the three and nine month periods ended October 31, 1997 from the date of acquisition. The shareholders of Interpix received 275,000 shares of common stock of Excalibur in exchange for all of the outstanding common stock of Interpix. Approximately $1,284,000 of the purchase price was allocated to research and development projects in process and was expensed in the second quarter of the current fiscal year.

The Company reorganized its sales force and made other changes to the overall organization at the end of the first quarter of the current fiscal year. In connection with these changes, the Company reduced its workforce by approximately 10% and recorded a restructuring charge of $577,000 in the first quarter. The charge primarily consisted of severance pay and benefits for terminated employees.

The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements about the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The forward-looking statements contained herein involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this report.



Results of Operations

The following chart summarizes the components of revenues and the categories of expenses, including the amounts expressed as a percentage of total revenues, for the three and nine month periods ended October 31, 1997 and 1996, and the percentage change in the amounts between fiscal periods (dollars in thousands).



                               Three Months Ended October 31,        Increase
                                 1997                  1996         (Decrease)
                          --------------------  ------------------- ---------
                            Amount    Percent     Amount   Percent   Percent
                          ---------- ---------  --------- --------- ---------

Revenues:
   RetrievalWare          $   4,579      71 %   $  3,061     53  %     50  %
   EFS                          397       6        1,666     28       (76)
                          ---------- ---------  --------- --------- -------
     Total software           4,976      77        4,727     81         5  %

  Maintenance                 1,452      23        1,084     19        34
                          ========== =========  ========= ========= =========
     Total revenues       $   6,428     100 %   $  5,811    100 %      11  %
                          ========== =========  ========= ========= =========
Expenses:
   Sales and marketing    $   3,035      47 %   $  3,832     66 %     (21) %
   Research and product
    development               1,544      24        1,761     30       (12)
   General and
    administrative            1,241      19        1,000     17        24
   Costs of sales             1,175      18          996     17        18
                          ========== =========  ========= ========= =========
     Total expenses       $   6,995     108 %   $  7,589    130 %      (8) %
                          ========== =========  ========= ========= =========

                               Nine Months Ended October 31,         Increase
                                 1997                  1996         (Decrease)
                          --------------------  ------------------- ---------
                           Amount    Percent     Amount   Percent   Percent
                          ---------- ---------  --------- --------- ---------

Revenues:
   RetrievalWare          $   9,933      66 %   $  5,905      42 %    68  %
   EFS                        1,167       8        5,063      36     (77)
                          ---------- ---------  --------- --------- ---------
     Total software          11,100      74       10,968      78       1

  Maintenance                 3,966      26        3,163      22      25
                          ========== =========  ========= ========= =========
     Total revenues       $  15,066     100 %   $ 14,131     100 %     7   %
                          ========== =========  ========= ========= =========
Expenses:
   Sales and marketing    $  10,002      66 %   $ 10,456      74 %    (4)  %
   Research and product
    development               4,814      32        4,631      33       4
   Acquired in-process
    research and
    development               1,284       8           --      --      n/a
   General and
    administrative            3,449      23        2,940      21      17
   Costs of sales             3,240      22        2,275      16      42
   Restructuring costs          577       4           --      --      n/a
                          ========== =========  ========= ========= =========
     Total expenses       $  23,366     155 %   $ 20,302     144 %    15   %
                          ========== =========  ========= ========= =========



Total revenues for the third fiscal quarter ended October 31, 1997 were $6,428,000, an increase of 11% over total revenues of $5,811,000 reported for the corresponding fiscal quarter last year. The Company incurred a net loss of $628,000, or $0.05 per common share, in the third quarter compared to a net loss of $1,724,000, or $0.14 per common share, in the third quarter last fiscal year.

For the nine months ended October 31, 1997, total revenues were $15,066,000, an increase of 7% over total revenues of $14,131,000 reported for the same fiscal period last year. The Company incurred a net loss of $8,406,000, or $0.65 per common share, in the first nine months of the current fiscal year compared to a net loss of $5,762,000, or $0.47 per common share, in the same fiscal period last year. Excluding the second quarter charge of $1,284,000 for in-process research and development costs related to the acquisition of Interpix and a $577,000 charge recorded in the first quarter related to the restructuring of operations, the net loss for the nine months ended October 31, 1997 was $6,545,000.

Software revenues increased on a world-wide basis by 5%, to $4,976,000 in the third quarter from $4,727,000 in last year's fiscal third quarter, due primarily to a 79% increase in service revenues that include implementation support, training and other services provided to a variety of customers. Service revenues were approximately 13% of total software revenues in the third quarter, and were derived primarily from activities supporting federal government and commercial customers. License fee revenues decreased 1% between fiscal periods. International software revenues, which were approximately 48% of total software revenues in the third quarter, increased by approximately 73% compared with last year's third quarter, primarily due to a new distribution license agreement with IBM in the United Kingdom, the expansion or renewal of several other product distribution arrangements, and increased software revenues associated with the distribution license with ETNV. Software revenues from North American sales declined by 23% from the corresponding fiscal quarter of last year.

For the nine months ended October 31, 1997, total software revenues increased slightly, to $11,100,000 in the current year from $10,968,000 in the nine months ended October 31, 1996. Service revenues, which represented approximately 17% of total software revenues in the nine months ended October 31, 1997, increased by 152% between years. Software license fee revenues declined 10% between years. International software revenues, which were approximately 39% of total software revenues for the nine months ended October 31, 1997, increased by approximately 18% in the current year compared with last year. Software revenues from North American sales declined by 7% from the corresponding nine-month period of last year.

The Company has nearly completed the transition of its product line from Excalibur Electronic Filing Software ("EFS") to the Excalibur RetrievalWare family of products, a new class of advanced knowledge retrieval products. Excalibur RetrievalWare represented approximately 92% of total software revenues in the third quarter, and 71% of total revenues. Excalibur RetrievalWare software revenues increased 50% in the third quarter over comparable revenues for the third quarter last year. Excalibur RetrievalWare represented 89% of total software revenues for the nine months ended October 31, 1997, and 66% of total revenues for the same period. Excalibur RetrievalWare software revenues increased by 68% in the nine months ended October 31, 1997 compared with the corresponding period of the prior fiscal year.

In the quarter, Excalibur RetrievalWare was selected by several new customers while the Company expanded the license arrangements with existing customers in a variety of industries, including broadcasting, entertainment, on-line services, manufacturing, telecommunications and the federal and foreign governments. The Company also increased its channel activity and completed or expanded agreements with several product distribution partners, most notably in the United Kingdom, Spain, Korea and South America.

As explained in Note 4 to the Consolidated Financial Statements contained herein, the Company licensed the use of its name and certain software products to ETNV in July 1996. The license agreement provides that ETNV make minimum license fee payments to the Company each quarter, including quarterly payments of $625,000 in the current year which represent software revenue of approximately $500,000 per quarter. The Company's management believes that progress has been made in starting up this operation including the establishment of sales and support offices in several European countries and the building of a pipeline of business opportunities. In October, ETNV concluded its most successful quarter of operations to date. However, the Company continued to record software revenues related to its license arrangement with ETNV only when minimum license fees are received by the Company in cash. Software revenues for the three and nine month periods ended October 31, 1997 included approximately $509,000 and $1,011,000, respectively, in revenues related to minimum license fees that were paid by ETNV. Software revenues for the three and nine month periods ended October 31, 1996 contained revenues of approximately $336,000 and $708,000, respectively, related to the license arrangement with ETNV.

The Company's total revenues for the third quarter were the highest ever reported by the Company, although current year revenues continue to be adversely impacted by changes in the North American sales organization. Due to unexpected turnover among sales personnel, the Company spent considerable resources training a largely new sales force in the first quarter of the current fiscal year. The new personnel were subjected to a prolonged and thorough sales training and product familiarization program. Management believes that these efforts resulted in more effective selling in the second and third quarters compared with the first quarter. However, there can be no assurances that the improvement in sales productivity will continue at the same rate experienced in the last two quarters of the current year.

Due  primarily  to the  expansion  of the  customer  base with the  addition  of
Excalibur RetrievalWare users, maintenance revenues increased by 34% to $1,452,000 in the third quarter from $1,084,000 in the third quarter last year, and by 25% to $3,966,000 in the nine months ended October 31, 1997 from $3,163,000 in the corresponding period of last year.

Due to cost reduction measures taken earlier in the current fiscal year, sales and marketing costs in the third quarter were $797,000 less than they were a year ago. Sales and marketing costs were $3,035,000 in the third quarter compared with $3,832,000 last year, which represented a 21% reduction between fiscal years. At the end of the current year first quarter, the Company reduced its workforce, reorganized the sales personnel and postponed marketing programs that did not directly support short-term revenue goals. As a result, salaries expense, benefit costs, marketing program costs, and travel costs were reduced. These cost reductions represented the substantial portion of the total decrease in sales and marketing costs for the quarter. Due to the reduced level of sales and marketing costs in the third quarter, sales and marketing expenses for the nine months ended October 31, 1997, decreased by 4% compared with the prior fiscal year, to $10,002,000 in the current year from $10,456,000 in the prior year. The Company employed 62 people in the sales and marketing areas at October 31, 1997. There were 74 sales and marketing employees at October 31, 1996.

Total research and product development costs decreased by 12%, to $1,544,000 in the third quarter of the current fiscal year compared with $1,761,000 last year. In the third quarter, the Company significantly reduced the development activities associated with the EFS product line. This reduction more than offset the additional costs of the Interpix product development staff and the increase in the costs of text products development, and resulted in decreased salary and benefit costs, consulting expenses, equipment costs, and recruiting costs for the quarter. For the nine months ended October 31, 1997, research and development costs increased by 4%, to $4,814,000 in the current year from $4,631,000 in the nine months ended October 31, 1996 as the EFS product reductions were not enough to offset the year-to-date increases in text and internet product development costs. There were 53 research and development employees at October 31, 1997; there were 59 such employees at October 31, 1996. As indicated above, the Company recorded a charge to expense of $1,284,000 in the second quarter of the current fiscal year for the cost of in-process research and development acquired in the merger with Interpix.

In the third quarter of the current fiscal year, the Company introduced Excalibur RetrievalWare 6.5, which delivers enhanced summarization capabilities, search client improvements and metadata clustering, and includes the FileRoom add-on module. The FileRoom option represents an upgrade path for users of the Company's Excalibur EFS product and is designed to provide organizations with a unified capability to access and search both paper-based and electronic documents, including office data, Internet and intranet data, groupware data, relational database information and other digital assets, from a single user interface. The Company also broadened its product line with the introduction of Excalibur Internet Spider, a mutimedia web crawler, that enables end users and applications developers to access and leverage mutimedia information published on the world-wide web. Beginning in the fourth quarter, the Company expects increased sales and marketing costs associated with the introduction of its new products, including a new application for the management of mutimedia and video assets that will operate in conjunction with Excalibur RetrievalWare.

General and administrative expenses increased by 24% in the current quarter to $1,241,000 from $1,000,000 in the comparable quarter last year. For the nine months ended October 31, 1997, general and administrative costs increased by 17%, to $3,449,000 in the current year from $2,940,000 in the nine months ended October 31, 1996. Since early last year, the Company has added employees to the human resources, contracts, management information systems and financial planning and analysis functions, thereby increasing salaries expense for both the current quarter and year-to-date periods. Increased salaries expense represented a significant portion of the total increase of general and administrative expenses for both the quarter and year-to-date periods. Related costs also increased in each current year period including office rent, telephone, depreciation and other equipment costs although recruiting and moving costs have declined. General and administrative expenses included bad debt expense of $134,000 and $207,000, respectively, in the quarter and nine month periods ended October 31, 1997. The comparable bad debt expense amounts recorded last year were $1,000 and $128,000, respectively.

Costs of sales increased by 18% to $1,175,000 in the current quarter from $996,000 in the third quarter of last year. For the nine months ended October 31, 1997, costs of sales increased by 42%, to $3,240,000 in the current year from $2,275,000 in the nine months ended October 31, 1996. The increases relate primarily to the formation of a product implementation group late in the prior fiscal year, which had grown to 8 employees at October 31, 1997, resulting in additional salaries expense and increased overhead costs. Costs for the three and nine month periods ended October 31, 1997 also included the costs of implementation project subcontractors, the amortization of goodwill associated with the acquisition of Interpix, and the increased costs of new users manuals and other documentation related to the series of Excalibur RetrievalWare releases in the current fiscal year and an updated version of the Excalibur EFS product. The costs of the customer support group have declined in the current fiscal year, resulting in decreased costs of maintenance in the three and nine month periods ended October 31, 1997 compared with the corresponding periods of last year.

Net interest income declined to $89,000 and $306,000, respectively, in the three and nine month periods ended October 31, 1997 from $177,000 and $591,000, respectively, in the comparable fiscal periods of last year due to a decrease in the level of investment securities held. The Company's equity in the net loss of ETNV was $150,000 in the current quarter, and $412,000 for the nine months ended October 31, 1997. The Company's equity in ETNV's net loss was $123,000 and $182,000, respectively, for the three and nine month periods ended October 31, 1996. ETNV did not begin operations until July 1996.


Liquidity and Capital Resources

In the nine months ended October 31, 1997, the Company's combined balance of cash, cash equivalents and investments in marketable securities decreased by $3,646,000 to $7,466,000 as summarized below (in thousands). At October 31, 1997 and January 31, 1997, investments in marketable securities consisted of U.S. Treasury Bills with maturities of less than one year.

                         October 31,   January 31,
                            1997          1997         Change
                         ----------    ----------    -----------
          Cash and cash
          equivalents    $  4,468      $  2,685      $  1,783
          Investments       2,998         8,427        (5,429)
                         ==========    ==========    ===========
             Total       $  7,466      $ 11,112      $ (3,646)
                         ==========    ==========    ===========

The amount of cash used in operations during the nine months ended October 31, 1997, $3,208,000, was substantially less than the net loss for the period, $8,406,000, due to a significant reduction in the level of accounts receivable and other current assets, and several large non-cash charges. The amount of cash provided by the $2,627,000 reduction in the balance of accounts receivable and the $743,000 reduction in the balance of other current assets was offset somewhat by the use of $946,000 cash to reduce accounts payable and accrued liabilities. The non-cash charges, which totaled $2,869,000, included acquired research and development costs of $1,284,000, depreciation and amortization of $1,173,000, and the Company's share of ETNV's net loss of $412,000. In the current year, cash was also used to purchase computer and other equipment with a total cost of $605,000, and to make a $95,000 loan to ETNV.

In the nine months ended October 31, 1997, net cash was provided from the maturity of Treasury Bills, $5,429,000, and the exercise of employee stock options, $436,000. Net cash of $55,000 was provided as a result of the acquisition of Interpix.

Last year, cash used in operations during the first nine months was $6,162,000, fixed asset additions were $2,012,000, and the initial investment of $557,000 was made in ETNV. However, in March 1996, the Company completed a private placement sale of its common stock that provided net cash proceeds of approximately $8,388,000, and the exercise of stock options by employees provided $1,215,000 cash.

Due to the reduction in the balance of accounts receivable during the current fiscal year, including amounts with payment terms beyond the normal practice of 30 to 45 days and amounts related to overdue accounts, the number of days sales outstanding ("DSO") at October 31, 1997 declined from the number at January 31, 1997. Management expects that the Company's DSO at January 31, 1998 will be less than the comparable number at January 31, 1997, although it does expect the number to increase in the fourth quarter of the current year. Management believes that the allowance for doubtful accounts of $407,000 at October 31, 1997 is adequate.



Factors That May Affect Future Results

The Company's quarterly operating results have varied substantially in the past and are likely to vary substantially from quarter to quarter in the future due to a variety of factors. In particular, the Company's period-to-period operating results are significantly dependent upon the timing of the closing of large license agreements. In this regard, the purchase of the Company's products can require a significant capital investment from a potential customer which the customer generally views as a discretionary cost that can be deferred or canceled due to budgetary or other business reasons, and can involve long sales cycles of six months or more. Estimating future revenues is also difficult because the Company ships its products soon after an order is received and as such does not have a significant backlog. Thus, quarterly license fee revenues are heavily dependant upon a limited number of orders for large licenses received and shipped within the same quarter. Moreover, the Company has generally recorded a significant portion of its total quarterly license fee revenues in the third month of a quarter, with a concentration of these revenues occurring in the last half of that third month. This concentration of revenues is influenced by customer tendencies to make significant capital expenditures at the end of a fiscal quarter. The Company expects these revenue patterns to continue for the foreseeable future.

Despite the uncertainties in its revenue patterns, the Company's operating expenses are based upon anticipated revenue levels and such expenses are incurred on an approximately ratable basis throughout a quarter. As a result, if expected revenues are deferred or otherwise not realized in a quarter for any reason, the Company's business, operating results and financial condition would be materially adversely affected.

Primarily due to large operating losses incurred by the Company, its balance of cash, cash equivalents and investments has declined substantially since the proceeds of the private placement discussed above were received. Various factors, including those discussed above, have inhibited the revenue growth that management had expected for the last four quarters.

As a result, near the end of the first quarter, the short-term revenue expectations of management were moderated, and planned expenditures were reduced. As discussed above and in Note 6 to the Consolidated Financial Statements contained herein, the Company reduced its workforce by approximately 10% from the number of employees at April 30, 1997. In addition, the Company postponed certain long-range programs and curtailed other expenses in order to achieve an overall reduction in expenditures. Marketing efforts were focused on the increase of current year revenues. The text development staff was focused on the completion of version 6.5 of the Excalibur RetrievalWare product and the related FileRoom option, a product that management believes will facilitate the transition of the installed customer base of Excalibur EFS to Excalibur RetrievalWare. The Company began to ship these products to customers in October 1997. The Company has also released the Excalibur Internet Spider, a product that enhances the web crawling and web publishing capabilities of Excalibur RetrievalWare, or other data management systems, in Internet and intranet environments. In addition, the Company has made other organizational changes in order to sharpen the focus of product development and business development efforts on selected applications of the Excalibur Visual RetrievalWare technology.

Management believes that the changes and initiatives discussed above, and the investments of time and money in the training of the sales force, improved sales productivity and the overall financial performance of the Company in the second and third quarters of the current fiscal year. Revenues for each of these quarters were significantly increased from first quarter revenues, and the level of quarterly costs and expenses has been reduced. As a result, operating losses have been reduced and the use of cash has been slowed significantly during this period. Consequently, the current balance of cash, cash equivalents and investments is expected to be sufficient to fund the Company's current projected cash needs for the remainder of the current fiscal year.

Historically, the Company has used primarily cash provided by sales of its common stock to fund its operating losses. If the actions taken by management are not effective in achieving profitable operating results, the Company may be required to pursue additional external sources of financing in the future to support its operations and capital requirements. There can be no assurances that external sources of financing will be available if required, or that such financing will be available on terms acceptable to the Company.

The Company's business environment is characterized by intense competition, rapid technological changes, changes in customer requirements and emerging new market segments. Consequently, to compete effectively, the Company must make frequent new product introductions and enhancements while protecting its intellectual property, retain its key personnel, and deploy sales and marketing resources to take advantage of new business opportunities. Future operating results will be affected by the ability of the Company to expand its product distribution channels and to manage the expected growth of the Company, particularly its international operations. Future results may also be impacted by the effectiveness of the Company in executing future acquisitions and integrating the operations of acquired companies with those of the Company. Failure to meet any of these challenges could adversely affect future operating results.

The Company has significant net operating loss carryforwards ("NOLs") of approximately $60 million. The deferred tax assets representing the benefits of the NOLs have been offset completely by a valuation allowance due to the Company's lack of an earnings history. The realization of the benefits of the NOLs is dependent on sufficient taxable income in future fiscal years. Lack of future earnings, or a change in the ownership of the Company, could adversely affect the Company's ability to utilize the NOLs. Further, because there was a change in the ownership of ConQuest Software, Inc. ("ConQuest") in July 1995, the Company's ability to utilize NOLs relating to ConQuest of approximately $3,233,000 may be limited. Despite the NOL carryforwards, the Company may have income tax liability in future years due to the application of the alternative minimum tax rules of the Internal Revenue Code.

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

Item 1.     Legal Proceedings                                    None.


Item 2.     Changes in Securities                                None.


Item 3.     Defaults upon Senior Securities                      None.


Item 4.     Submission of Matters to Vote of Security Holders    None.


Item 5.     Other Information

Any proposal which an eligible shareholder wishes to include in the proxy statement for the Company's 1998 Annual Meeting of Shareholders must be received by the Company at its principal executive offices at 1921 Gallows Road, Suite 200, Vienna, Virginia 22182, not later than January 29, 1998.

Item 6.     Exhibits and Reports on Form 8-K                     None.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    EXCALIBUR TECHNOLOGIES CORPORATION
                                    ----------------------------------
                                    (Registrant)


December 8, 1997                    By: /s/ Patrick C. Condo
                                        --------------------
                                        Patrick C. Condo
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)




December 8, 1997                    By: /s/ James H. Buchanan
                                        ---------------------
                                        James H. Buchanan
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                         Officer)