Form 10-K
period 1998-01-31
EXCALIBUR TECHNOLOGIES CORP
filed 1998-04-23
CIK 316222

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended January 31, 1998

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

    Registrant's telephone number, including area code: (703) 761 - 3700

      Securities registered pursuant to Section 12(b) of the Act: None

   Securities registered pursuant to Section 12(g) of the Act:  Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days. Yes |X| No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 15, 1998 (based on the closing sales price as reported on the NASDAQ National Market System) was $118,846,045.

The number of shares outstanding of the registrant's class of common stock as of April 15, 1998 was 13,251,297.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders are incorporated by reference into Part III.

                   The Index to Exhibits begins on Page 29

                      EXCALIBUR TECHNOLOGIES CORPORATION

                          ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED JANUARY 31, 1998

                                TABLE OF CONTENTS
                                                                      Page

                                   PART I

Item 1.     Business...........................................        1

Item 2.     Properties.........................................       11

Item 3.     Legal Proceedings..................................       11

Item 4.     Submission of Matters to a Vote of
            Security Holders...................................       11


                                     PART II

Item 5.     Market for  Registrant's  Common  Equity and
            Related Stockholder Matters........................      12

Item 6.     Selected Financial Data............................      12

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations................      15

Item 8.     Financial Statements and Supplementary Data........      27

Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure................      27

                                   PART III

Item 10.    Directors and Executive Officers of the Registrant.      28

Item 11.    Executive Compensation ............................      28

Item 12.    Security Ownership of Certain Beneficial
            Owners and Management..............................      28

Item 13.    Certain Relationships and Related Transactions.....      28

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules
            and Reports on Form 8-K............................      28

                                    PART I


Item 1.  Business.

This  report  contains  forward  looking   statements  that  involve  risks  and
uncertainties. The statements contained in this report that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and section 21E of the Securities
Exchange Act of 1934, as amended, including without limitation statements regarding the expectations, beliefs, intentions or strategies regarding the future of Excalibur Technologies Corporation ("Excalibur" or the "Company"). All forward looking statements included in this report are based on information available to the Company on the date hereof and the Company assumes no obligation to update any such forward looking statements. The Company's actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors, including those set forth elsewhere in this report.

Overview

Excalibur designs, develops, markets and supports enterprise-wide, accurate, scalable and secure knowledge-retrieval software solutions. Excalibur's comprehensive suite of knowledge retrieval products which includes Excalibur RetrievalWare, Excalibur RetrievalWare FileRoom, Excalibur Internet Spider, Excalibur EFS and Excalibur Visual RetrievalWare, enable individuals to quickly access, search and retrieve relevant information residing on an enterprise's networks, intranets, extranets and the Internet. Retrievable assets or document data types include paper documents, text, databases, word processing documents, PDF files, newsfeeds, groupware systems, e-mails, images and video. Excalibur's software solutions deliver capabilities for real-time profiling and retrospective search, combined full-text and database searching, word meaning-based semantic searching, fault-tolerant pattern recognition-based searching, statistical searching and a full suite of traditional keyword and Boolean search techniques. Excalibur RetrievalWare has a modular architecture that supports parallel processing on distributed, multi-threaded servers and is designed to support both very large databases and large information systems with thousands of users. Excalibur EFS is a multi-platform, commercial, end-user software application for document imaging and information retrieval. Excalibur offers its software solutions to information systems for workgroups, enterprises and distributed wide area networks, including the Internet and World Wide Web.

Excalibur's software products combine two unique and complementary technologies: semantic network and Adaptive Pattern Recognition Processing (APRP(TM)). Semantic network leverages lexical knowledge at the highest level using built-in knowledgebases to search for specific word meanings enriched by related terms and concepts. The APRP(TM) technology identifies patterns in digital data, providing the capability to build content-based retrieval applications for virtually any type of digital information. By integrating these two approaches, Excalibur believes that it delivers the most complete, powerful, yet easy to use knowledge retrieval capabilities available today. The combined technology power most Excalibur applications.

Excalibur licenses its software products directly to commercial businesses and government agencies throughout North America, Europe and other parts of the world and also distributes its software products to end users through license agreements with value-added resellers, system integrators, original equipment manufacturers and other strategic partners. As of January 31, 1998, more than 950 customers were using the Company's software products, approximately 300 of which use the flagship Company product RetrievalWare.

On May 5, 1997, the Company acquired Interpix Software Corporation ("Interpix"), located in Santa Clara, California, a privately-owned company and developer of a commercial technology enabling the collection, indexing, management and presentation of multimedia data on the Internet and corporate intranets. The shareholders of Interpix received 275,000 shares of common stock of Excalibur in exchange for all of the outstanding common stock of Interpix. The total purchase price included the value of the Excalibur shares totaling $1,822,000 and out-of-pocket acquisition costs which totaled $45,000. The purchase price was allocated to the assets purchased and the liabilities assumed based upon their fair values on the date of acquisition. Approximately $1,284,000 of the purchase price was allocated to research and development projects in process and was expensed in the three month period ended July 31, 1997. The excess of the purchase price over the fair value of the net assets of Interpix was approximately $545,000. This amount represents intangible assets related to the completed technology base, the assembled workforce and tradenames acquired and has been recorded as goodwill which is being amortized on a straight-line basis over five years. The purchase method of accounting has been applied to this acquisition transaction and, accordingly, the results of operations of Interpix have been included in the Company's consolidated results of operations for the period ended January 31, 1998 from the date of acquisition. The results of operations for Interpix prior to the acquisition were not material.

Excalibur's wholly-owned subsidiary located in the United Kingdom, Excalibur Technologies International, Ltd. ("ETIL"), conducts international sales activities. Except as otherwise noted, Excalibur and its subsidiaries are collectively referred to hereinafter as the "Company."

The Company can be contacted via email at invest@excalib.com and visited at its web site at www.excalib.com.

 PRODUCTS

Excalibur's suite of text retrieval software components which includes Excalibur RetrievalWare, Excalibur RetrievalWare FileRoom, Excalibur Internet Spider and Excalibur EFS (Electronic Filing Software) is being utilized in a wide-range of applications and solutions including electronic publishing, online information systems, global corporate intranets, intelligence analysis and paper archival systems. Markets include publishing, legal, manufacturing, pharmaceutical, insurance, transportation, financial services, government and many others. The Company provides a visual retrieval solution to the same markets with Excalibur Visual RetrievalWare, which enables users to search for visual information directly from their intranet, a corporate database, the Internet, or other sources using images or video clips as clues. With the planned release of a suite of video applications is fiscal 1999, the Company will target media, entertainment and broadcasting companies.

Text Products:

Excalibur's   text  retrieval   products   contributed  97%,  96%  and  100%  of
consolidated revenue in 1998, 1997 and 1996 respectively.

Excalibur RetrievalWare

Excalibur RetrievalWare offers an advanced componentized approach to knowledge retrieval and an alternative to traditional search and retrieval systems. It is a comprehensive software solution designed for enterprise knowledge retrieval and intended to empower users to find mission critical data across multiple data types. By integrating the APRP(TM) and semantic network technologies, Excalibur RetrievalWare delivers superior levels of power and performance throughout the entire information management process, from data capture and indexing to searching, retrieval and dissemination. The latest version of the product, Excalibur RetrievalWare 6.5, was released in the third quarter of the fiscal year ended January 31, 1998 and among other enhancements extends RetrievalWare's capabilities to include browsing, searching and viewing paper-based assets in an online "fileroom." Users can access and retrieve both paper-based and electronic documents using an industry standard web-browser. Excalibur RetrievalWare provides real time profiling which enables users to create and save Real Time Agent Queries (Profiles) that will automatically collect incoming documents of interest. The RetrievalWare Profiling Server filters, stores and distributes incoming data from any source including real-time newsfeeds, relational databases, paper repositories and the RetrievalWare Internet Spider.

With semantic networks, users can easily and automatically find the required information in text databases by using all of the power and richness of natural language processing. Excalibur RetrievalWare incorporates syntax, morphology and the actual meaning of words. The baseline semantic network, created from complete dictionaries, a thesaurus and other reference sources, gives users a built-in knowledge base of 400,000 word meanings, 50,000 language idioms and 1.6 million word associations. Users enter straight-forward plain English queries that are automatically enhanced by the related terms and concepts thereby increasing the opportunity for the return of relevant data. The software recognizes words at the root level, idioms and the multiple meanings of words. An important benefit of this approach is the elimination of the costs associated with defining keywords, building topic trees, establishing expert rules and sorting and labeling information in database fields. Excalibur RetrievalWare also enables the integration of specialized semantic networks for legal, medical, finance, engineering and other disciplines.

APRP(TM) identifies patterns in digital information. In text applications, it provides fuzzy searching with a high degree of precision and recall, giving end-users the ability to retrieve even approximations of search queries with a high degree of confidence that all of the requested information will be returned regardless of errors in spelling or the existence of "dirty data." The software works at high speed and supports the rapid development of multi-language text-retrieval systems.

Excalibur RetrievalWare provides access to both unstructured and structured information across enterprise networks, workgroup LANs, and intranets. The software may be deployed on a single server or on any number of physical servers. Excalibur RetrievalWare server solutions can be run on multiple platforms including leading UNIX and Windows NT platforms.


The Excalibur RetrievalWare product family includes the following components:

Excalibur RetrievalWare SDK
---------------------------

The Excalibur RetrievalWare SDK (Software Developer's Kit) is a comprehensive set of tools for building knowledge retrieval solutions. At its core is a highly scalable, distributed client/server architecture. Independent server processes maximize the efficiency and reliability of document loading, indexing and query handling and support security and encryption/decryption features. Dedicated server processes enable integration of text search and relational database
(DBMS) storage capabilities through an open DBMS gateway. The client environment is optimized for the development of graphical interfaces using industry standard tools such as Java and Visual Basic. Excalibur RetrievalWare delivers Visual Basic custom controls, remote procedure calls and open server capabilities as well as engine-level, high-level and client/server application program interfaces (APIs). These features speed the development of systems that can support thousands of users and contain custom functionality.

Excalibur RetrievalWare FileRoom
--------------------------------

Excalibur RetrievalWare FileRoom is built on Excalibur RetrievalWare technology and is an optional component to allow loading, indexing, viewing and managing scanned document, images and text. Users access the FileRoom through a hierarchy consisting of fileroom documents, where each tier in the hierarchy is a container for storing documents. Users can directly view the scanned image of a retrieved document from the FileRoom. Graphs, diagrams, handwritten notations and signatures in the retrieved document are immediately accessible. "Fuzzy" searching capabilities provided by APRP(TM) give users a high level of confidence that their queries will return all of the requested information regardless of the quality of Optical Character Recognition (OCR) data.

Excalibur Internet Spider
-------------------------

Excalibur Internet Spider is a fully automated, scalable web "spider" application that explores and returns multimedia documents from designated areas of intranets and the World Wide Web. The highly configurable and multithreaded Excalibur Internet Spider allows users to monitor topics of interest on intranets or the Internet based on knowledge profiles. It can also monitor an unlimited number of internal and external Web pages and actively gather specific documents which are then automatically indexed for filtering and retrieval using Excalibur RetrievalWare or an alternate data management system.

Excalibur Electronic Filing Software (EFS)

Excalibur EFS version 3.7 is the latest version of the product which was originally introduced in 1991 and is in the process of being phased out. Users of EFS are being migrated to RetrievalWare with FileRoom option. EFS enables text and images to be entered into the system from computer files, scanners or facsimile machines (after the scanned image is converted to text by optical character recognition software) and are automatically filed and indexed in a replica of a physical file room with file cabinets, drawers, folders, in-baskets and wastebaskets, utilizing a graphical user interface. EFS provides users with multiple methods for document retrieval and operates under leading UNIX operating systems and Windows NT in a client/server environment. Client-only implementations are available on personal computers running Microsoft Windows and Apple Macintoshes. EFS also provides links to leading external databases and APIs that give users the ability to integrate EFS with other software applications and products. A variation of this software product provides document image management capability for the World Wide Web.


Visual Products

Excalibur's visual retrieval products contributed 3% and 4% of consolidated revenue in 1998 and 1997. No revenue was recorded for visual products in 1996.

Excalibur Visual RetrievalWare

Leveraging the APRP(TM) technology, Excalibur Visual RetrievalWare is a visual retrieval engine and a comprehensive image processing library that enables the development of client/server knowledge retrieval systems that automatically index and retrieve digital images. Users can search for visual information directly from their intranet, a corporate database, the Internet, or other sources using images or video clips as clues. Visual data is reduced to a searchable index that is typically less than 10% of the size of the original image and is automatically recognized based on its shape, color and texture. Users submit queries using examples of visual data or by authoring a visual clue with a graphical product. Based on the shape, color and texture of the visual clue, a list of similar or exact matches is returned. Visual RetrievalWare SDK
2.1 released in the second quarter of fiscal year 1998 contained enhancements including Java support, multi-threaded support for multi-processor computers and improvements in the accuracy of fuzzy searching of similar images. The product delivers its advanced retrieval capabilities in an open, flexible, scalable and secure architecture and is designed to be easy to implement and ready for extension.

Video Analysis Applications

In the fourth quarter of fiscal year 1998, the Company announced its intention to deliver video applications that will include the Video Analysis Engine ("VAE"), a comprehensive software developers kit and a suite of applications utilizing both the VAE and RetrievalWare, designed to enable organization and end users to rapidly analyze, index, retrieve and manipulate analog and digital video assets in an intranet/Internet environment. The VAE is designed for large integrators and OEMs interested in developing leading edge video applications. The Company plans to release a suite of video applications in fiscal 1999, initially targeted to media, entertainment and broadcasting companies who need to automate the analysis, indexing, cataloging, viewing, searching and retrieval of their video assets.

SERVICES

Technical Support, Implementation Support and Training

Excalibur provides technical support, or maintenance, to customers through its technical support organization located in the Company's Carlsbad, California facilities and through certain product distributors. Technical support consists of bug fixing, telephone support and product enhancements. Technical support typically is provided to customers under a renewable annual contract. All Excalibur service plan customers have access to the Excalibur Online Technical Support Web site, which provides the latest product information and general service updates. The web site also provides electronic forms for opening
technical   support   cases  and   suggesting   product,   service  and  Company
enhancements.

The Company also provides installation and consulting services to its customers on-site through employee and independent consultants who have been trained and certified by the Company. The Company conducts training seminars at its offices in Vienna, Virginia; Carlsbad, California; and Windsor, UK, as well as on-site training, for its customers and distribution channel partners. Installation and consulting services are offered as a package or on a time-and-materials basis. Training customers typically pay on a per-course basis for regularly scheduled classes and on a per-day basis for on-site or dedicated courses.


Marketing and Distribution

The Company's sales and marketing strategy emphasizes the direct sale of Excalibur RetrievalWare products and services, which are designed as an enterprise knowledge retrieval solution, to end-user customers. The targeted customer group for the Company's products include the world's largest corporations and comparable government agencies and other institutions. Members of the North American sales team are located throughout the United States. Most of the overseas sales team is located in the United Kingdom. The Company typically licenses its Excalibur RetrievalWare product family to end users as either an enterprise-wide or work-group level solution.

Marketing efforts focus on building brand awareness and demand creating activities and include public relations, trade show participation, direct mail campaigns and telemarketing/lead management activities. The Company also has a home page on the World Wide Web at www.excalib.com as part of its marketing and sales efforts. Customers are able to learn about the suite of Excalibur RetrievalWare and Visual RetrievalWare products, conduct on-line demonstrations of products and enroll in training courses as well as access passworded areas for technical and other customer support.

The Company leverages relationships with distributors of its software products, and the strategic partners discussed below, for a substantial portion of its revenues. Many of these strategic partner relationships began as distribution arrangements for Excalibur EFS. Beginning in fiscal year 1997 and continuing in fiscal year 1998, a number of these agreements were amended to provide for the resale of Excalibur RetrievalWare products as well.

The Company's GSA Contract provides a contractual vehicle for government agencies to place orders for EFS with the Company. It includes information about the Company and its products and establishes pricing, terms and conditions of sales.

Strategic Alliances

In January 1998, the Company announced a marketing and distribution agreement with Microsoft whereby Excalibur will integrate its Video Analysis Engine ("VAE") with Microsoft NetShow (3.0) and the combined offering will be made available to Microsoft NetShow developers and users. Microsoft NetShow provides the ability to stream multimedia content across intranets and the Internet, giving content providers, developers and web professionals the ability to integrate audio and video into any web application or site. Under the terms of the agreement, an evaluation copy of VAE for Microsoft NetShow will be distributed with each license of Microsoft NetShow. Microsoft NetShow users can elect to license software development kits and deployment licenses for VAE for Microsoft NetShow directly from Excalibur.

In January 1998, the Company announced an alliance with Oracle Corporation whereby Excalibur will deliver its Video Analysis Engine (VAE) as an extension to the Oracle Video Server(TM) for analysis of video content. VAE, a development environment for managing analog and digital video assets, allows developers to create an integrated application with Oracle Video Server, a software solution enabling application users to store, manage and deliver real-time, full screen video and high-fidelity audio to web browsers, PCs on networks and set-top boxes.

In October 1997, the Company entered into an agreement with International Business Machines in the United Kingdom ("IBM-UK") whereby IBM-UK is the exclusive reseller of the Company's Knowledge Retrieval Products to certain government intelligence agencies in the United Kingdom. Under the terms of the one year agreement, IBM-UK agreed to pay a minimum prepaid royalty to the Company with provisions for ongoing royalty rates when the prepaid royalty is depleted. Revenues derived from the Company's agreement with IBM-UK were less than 10% of the Company's total revenues in the fiscal year ended January 31, 1998.

In September 1997, Sony Marketing (Japan) Inc. ("SMOJ") announced a comprehensive licensing, integration and reseller agreement with the Company for Excalibur's family of knowledge retrieval software products, Excalibur RetrievalWare and Excalibur Visual RetrievalWare. Under the agreement, SMOJ has licensed Excalibur RetrievalWare and Excalibur Visual RetrievalWare and has integrated the Japanese morphology system and dictionary into it for localization and resale in Japan.

In July 1997, the Company entered into an agreement with Saucedo Enterprises, who provides integration services to GTE Enterprise Solutions, a division of GTE Corporation, for the development of a GTE Enterprise Solutions' product called "The Bastille". The Bastille is a web-based service available to all United States law enforcement agencies that offers a secure, private network for information sharing and communication among law officers. Excalibur RetrievalWare provides search, retrieval and real-time profiling capabilities across several different data repositories and allows officers to share this information via a private network on the Internet. Revenues derived from the Company's agreement with Saucedo Enterprises were less than 10% of the Company's total revenues in the fiscal year ended January 31, 1998.

In January 1997, the Company entered into an agreement with Computer Associates, International ("CA") to integrate Excalibur RetrievalWare and Excalibur Visual RetrievalWare into CA Jasmine, CA's object-oriented database and application development environment. Included with each license of CA Jasmine is an evaluation copy of Excalibur RetrievalWare for Jasmine and Excalibur Visual RetrievalWare's Image Search Class Library. CA Jasmine users can elect to license software developer kits and deployment licenses for RetrievalWare and Visual RetrievalWare directly from Excalibur.

In July 1996, the Company authorized the use of its name by Excalibur Technologies N. V. ("ETNV"), a Belgian company incorporated in June 1996 for the purpose of selling and marketing the Company's products and services within a large territory including most of Northern Europe and Italy. In connection with the formation of ETNV, the Company acquired approximately 13.2% of ETNV's voting capital stock. The Company granted to ETNV an exclusive license (the "License") to distribute certain of the Company's products, including Excalibur EFS and RetrievalWare, to other authorized resellers and end-users in the territory for approximately five years. The License provided for the payment to the Company of minimum license fees of $1,475,000 for fiscal year 1997 and the payment of additional minimum license fees in each subsequent fiscal year of the License. The shareholders of ETNV include Professional Computer Systems B.V. ("PCS"), a software distributor that contributed its operations to ETNV. In May 1994, PCS entered into a software distribution agreement with the Company pertaining to the Benelux region of Europe that was superseded by the License. Revenues recognized by the Company under its distribution licenses with both ETNV and PCS were less than 10% of total revenues in each of the three fiscal years in the period ended January 31, 1998.

Product Development and Advanced Research

The  Company's  primary   technologies  are  its  semantic  network   processing
techniques and its proprietary adaptive pattern recognition processing software (APRP(TM)).

Excalibur's semantic network leverages lexical knowledge at the highest level, offering a system to search for specific word meanings enriched by related terms and concepts. With semantic networks, users find information using natural language processing. Semantic networks incorporate syntax, morphology and the actual meaning of words as defined by published dictionaries and other reference sources.

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

The Company's research and development program focuses on enhancing and expanding on the capabilities of its Excalibur RetrievalWare and Visual RetrievalWare suites of products to address additional markets and exploring and applying its proprietary pattern recognition technology in new areas such as image recognition, character recognition and forms recognition. The Company intends to deliver advanced video analysis technologies based on its pattern recognition technology to enable organizations and end users to rapidly analyze, index, retrieve and manipulate analog and digital video assets in an intranet/Internet environment.

Certain elements of the Company's software products are supplied to the Company by other independent software vendors under license agreements with varying terms. Pursuant to these agreements, the Company makes periodic royalty payments based on either revenues or units. The technologies acquired by the Company in this manner include word processing filters, optical character recognition engines and dictionaries and thesauruses in electronic form.

The  Company  has  conducted   research  and  product   development  of  pattern
recognition and natural language systems since 1980. Research and product development expenditures for the development of new products and enhancements to existing products were approximately $6.4 million, $6.3 million and $4.4 million, respectively, in the fiscal years ended January 31, 1998, 1997 and 1996.

Protection of Proprietary Technology

The Company regards its software as proprietary and relies primarily on a combination of copyright, trademark and trade secret laws of general applicability, employee confidentiality and invention assignment agreements, software distribution protection agreements and other intellectual property protection methods to safeguard its technology and software products. The Company has not obtained patents on any of its technology. The Company also relies upon its efforts to design and produce new products and upon improvements to existing products, to maintain a competitive position in the marketplace.

Competition

Competition in the computer and communications industry in general and the software development industry in particular, is intense. The Company competes in multiple markets, including the traditional information retrieval market. This market has current and potential competitors who are larger and more established than the Company and have significantly greater financial, technical, marketing and other resources than the Company. The Company considers its principal competitive advantage to be the architecture, extensibility to multiple data types and performance of its products. Specifically, the Company believes that compared to its primary competition, the Company's products provide users with more accurate results due to the semantic network and APRP technologies, an environment which is more scalable due to the distributed search architecture and more comprehensive searching due to the ability to search multiple types of data. The Company differentiates its products by using new technology to provide benefits such as labor savings from reduced manual pre-processing or organization of data, faster retrieval, access to many kinds of data, full integration with network architecture and more forgiving interaction in retrieving information stored in computers. The Company competes with numerous companies depending on the target market for their products. Most often, the Company competes directly with companies such as Fulcrum Technologies Inc. and Verity, Inc. in the information search and retrieval market. Additionally, Microsoft has announced its intention to market information retrieval software that will compete with Excalibur's products. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competition will not materially adversely affect the Company's operating results and financial condition.

The Company's activities currently are subject to no particular regulation by governmental agencies other than those routinely imposed on corporate businesses and no such regulation is now anticipated.

Employees

The Company had 168 employees at January 31, 1998, of whom 56 were in research and development, 61 in sales and marketing, 29 in technical support and training and 22 in finance and administration. The employees are not covered by collective bargaining agreements and the management of the Company considers relations with employees to be good. Competition for qualified personnel within the Company's industry is intense. There can be no assurance that the Company will be able to continue to attract, hire, or retain qualified personnel and the inability to do so could have a material adverse effect upon the Company's operating results and financial condition.

Item 2.  Properties.

The Company's corporate headquarters facilities are occupied under two sublease agreements that expire in calendar year 1999 for a total of approximately 18,700 square feet of space in an office building located at 1921 Gallows Road, Vienna, Virginia 22182. The lease commenced in May 1996.

The Company leases three facilities that serve primarily as software development and customer support centers. The Company occupies approximately 31,000 square feet of space in an office building, under a six-year lease that expires in November 2001, located at 1959 Palomar Oaks Way, Carlsbad, California 92009. The Company entered into an agreement in fiscal year 1998 to sublease 7,122 square feet of the space in its Carlsbad location to a third party. The sublease agreement expires 4/30/98. The Company also occupies approximately 8,125 square feet of space in an office building located at 10440 Little Patuxent Parkway, Columbia, Maryland 21044 under a five-year lease that expires in December 2000. Additionally the Company leases 2,863 square feet of space in an office building at 4675 Stevens Creek Boulevard, Santa Clara, California 95051. The three year lease expires June 30, 2000.

The Company leases office space in Windsor, England and Vitrolles, France in support of its international sales operation. Under these leases, the Company occupies approximately 3,400 square feet and 800 square feet, respectively. The two leases for the Windsor offices expire in 1999 and the Vitrolles lease is renewable every three years over a nine year period, but may be canceled with six months notice.

During the fiscal years ended January 31, 1997 and 1996, the Company vacated leased facilities located in McLean, Virginia and San Diego, California. The leases for the two facilities expired in May 1997 and January 1998 respectively.

The Company believes that its facilities are maintained in good operating condition and are adequate for its operations.

Item 3.  Legal Proceedings.

There are no material pending legal proceedings to which the Company is a party.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to the shareholders for a vote in the three month period ended January 31, 1998.

                                   PART II

Item 5.  Market  for  Registrant's   Common  Equity  and  Related  Stockholder
Matters.

The Company's common stock is traded in the over-the-counter market and is listed on the National Market System of the NASDAQ System under the symbol EXCA.

The following table sets forth, for the period February 1, 1996 through January 31, 1998, the high and low sale prices for the common stock as reported by the National Market System of NASDAQ. The number of shareholders of record as of January 31, 1998, was 1,202. The Company has never declared or paid dividends on its common stock and anticipates that, for the foreseeable future, it will not pay dividends on its common stock.


                                                  High         Low
                                                  ----         ---
         Fiscal  1998
         (February 1, 1997 - January 31, 1998)

         First Quarter....................      $ 13  5/8       $  4
         Second Quarter...................         6  3/4          4
         Third Quarter....................        13  11/16     5  1/2
         Fourth Quarter...................        11  7/8       7  1/2

         Fiscal  1997
         (February 1, 1996 - January 31, 1997)

         First Quarter....................      $ 32         $ 22  1/4
         Second Quarter...................        26  3/4      14  1/4
         Third Quarter....................        18  3/4      13  5/8
         Fourth Quarter...................        19           12





Item 6.  Selected Financial Data.

The selected financial data presented below are derived from the Company's consolidated financial statements and should be read in conjunction with such consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The selected financial data presented below as of January 31, 1996, 1995 and 1994 and for the fiscal years ended January 31, 1995 and 1994 have been derived from consolidated financial statements of the Company not contained herein. All of the historical information has been restated to reflect the pooling of interests with ConQuest Software, Inc. ("ConQuest").

                                  Fiscal Years Ended January 31,
                        ----------------------------------------------------
                           1998       1997       1996       1995       1994
                        ---------  ---------  ---------  ---------  ---------
                               (in thousands, except per share data)
Statement of Operations Data:
Revenues:
  Software............. $17,202    $ 15,866    $15,004    $ 10,133   $ 10,878
  Maintenance..........   5,215       4,393      3,671       2,505      1,407
                        ---------  ---------   --------   ---------  ---------
                         22,417      20,259     18,675      12,638     12,285
                        ---------  ---------   --------   ---------  ---------
Expenses:
  Sales and marketing..  13,184      14,430      8,752       9,343     10,049
  Research and product
    development........   6,405       6,288      4,416       4,597      4,948
  Acquired in-process
    research and
    development........   1,284           -          -           -          -
  General and
    administrative.....   4,884       3,906      3,330       5,597      3,758
  Cost of software
    revenues...........   3,039       1,630      1,064         767        884
  Cost of maintenance
    revenues...........   1,219       1,618      1,398       1,498      1,428
  Restructuring costs..     577           -        653         776          -
  Merger costs.........       -           -        490           -          -
                        ---------  ---------   --------   ---------  ---------
                         30,592      27,872     20,103      22,578     21,067
                        ---------  ---------   --------   ---------  ---------

Operating loss.........  (8,175)     (7,613)    (1,428)     (9,940)    (8,782)

Interest income, net...     374         781        544         344        463
Equity in net loss of
  affiliate............    (525)       (341)         -           -          -
Other income...........       -           -          -         208          -
                        ---------  ---------   --------   ---------  ---------
Net loss                 (8,326)     (7,173)      (884)     (9,388)    (8,319)

Preferred stock
  dividends............      14          14         14          14         14
                        ---------  ---------   --------   ---------  ---------
Net loss applicable to
  common stock......... $(8,340)   $ (7,187)   $  (898)   $ (9,402)  $ (8,333)
                        =========  =========   ========   =========  =========
Basic and diluted net
  loss per share of
  common stock......... $ (0.64)   $  (0.58)   $ (0.08)   $  (0.85)  $  (0.79)
                        =========  =========   ========   =========  =========
Weighted average number
  of shares of common
  stock outstanding....  12,934      12,351     11,496      11,094     10,532
                        =========  =========   ========   =========  =========


Balance Sheet Data
 (at end of period) <F1>:
Cash and cash
  equivalents.......... $ 4,939    $  2,685    $ 2,903    $  2,645   $  1,280
Working capital........   9,747      14,566     12,973       6,908      1,788
Total assets...........  20,045      26,147     23,046      17,951     18,015
Accumulated deficit.... (51,945)    (43,619)   (36,446)    (35,367)   (25,965)
Total shareholders'
  equity <F2>..........  13,098      18,563     15,251       9,475     12,363

-------------

<F1> The  Company  had no significant long-term  debt  for  any of the  periods presented.
<F2> No dividends have been declared or paid on the Company's  common stock.

Item 7.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations.

Overview

The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements about the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this report are based on information available to the Company on the date hereof and the Company assumes no obligation to update any such forward-looking statements. The forward-looking statements contained herein involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this report.

The Company principally earns revenues from the licensing of its software products to commercial businesses and government agencies throughout North America, Europe and other parts of the world. The Company licenses its software to end users directly and also distributes its software products through license agreements with value-added resellers, system integrators, original equipment manufacturers and other strategic partners. Revenues are provided under software licenses with new customers and from the related sale of product maintenance, training and implementation support services. Additions to the number of authorized users, upgrades to newer product versions and the renewal of product maintenance arrangements by customers pursuant to existing licenses also provide revenues to the Company. Under software maintenance contracts, customers are typically entitled to receive telephone support, software bug fixes and new releases of particular software products.

The Company believes that it is the technology leader in providing accurate, scalable, secure, knowledge-retrieval software solutions capable of supporting knowledge assets of most media types including paper documents, text, images and video. Excalibur's products enable users to search and retrieve these types of data through intranets, local-area and wide-area networks, extranets and the Internet. It believes that these qualities differentiate its software products from other search engines, toolkits and text retrieval products. The Company's Excalibur RetrievalWare and Excalibur Visual RetrievalWare products deliver a unified software solution for text and visual knowledge retrieval. The Company is committed to empowering organizations by enabling people to transform information into knowledge and is focused on the high-end of the market for knowledge retrieval.

The Company's software products are designed to enable individuals to quickly search and retrieve relevant information residing on a LAN/WAN, intranet, paper-based archive, extranet, video archive or the Internet. The market today for the Company's products generally consists of two segments, text knowledge retrieval and video indexing and retrieval. The market for text knowledge retrieval products consists of electronic publishing, online information services, global corporate intranets, paper archival systems as well as market, business and government intelligence. The market for video indexing and retrieval solutions includes application and website developers, certain government agencies as well as commercial media, entertainment and broadcasting companies.

The Company analyzes its business based on these two business segments. Text knowledge retrieval products include the RetrievalWare family of products and EFS. Visual products include Visual RetrievalWare, VAE and the suite of video applications to be released in fiscal year 1999.

The following chart represents revenues and expenses (in thousands of dollars) attributable to the text and visual businesses for the years ending January 31, 1998, 1997 and 1996. Expenses for each business consist of expenses directly attributable to the business unit and allocated expenses and exclude restructuring costs, merger costs and acquired in-process research and development costs.


                           Text Business                Visual Business
                        Fiscal Years Ending           Fiscal Years Ending
                            January 31,                   January 31,
                     1998      1997      1996       1998      1997      1996
                     ----      ----      ----       ----      ----      ----
Total Revenue      $21,791   $19,351   $18,675    $   626   $   908   $     -
Operating Expenses  24,209    22,879    15,926      4,522     4,993     3,034
                   -------   -------   -------     ------    ------    ------
Operating Income
  (Loss)           $(2,418)  $(3,528)  $ 2,749    $(3,896)  $(4,085)  $(3,034)



The Company believes that in addition to other competitive advantages, it holds a competitive advantage in that the Company's products accommodate the indexing and retrieval of multiple data types. The Company expects that over time, if video becomes a more common data type, these two markets may merge.

On May 5, 1997, the Company acquired Interpix Software Corporation, located in Santa Clara, California, a privately-owned company and developer of a commercial technology enabling the collection, indexing, management and presentation of multimedia data on the Internet and corporate intranets. The purchase method of accounting was applied to this acquisition transaction and, accordingly, the results of operations of Interpix have been included in the Company's consolidated results of operations for year ended January 31, 1998 from the date of acquisition. The shareholders of Interpix received 275,000 shares of common stock of Excalibur in exchange for all of the outstanding common stock of Interpix. Approximately $1,284,000 of the purchase price was allocated to research and development projects in process and was expensed in the second quarter of fiscal year 1998.

The Company reorganized its sales force and made other changes to the overall organization at the end of the first quarter of fiscal year 1998. In connection with these changes, the Company reduced its workforce by approximately 10% and recorded a restructuring charge of $577,000 in the first quarter. The charge consisted of severance pay and benefits for terminated employees. All payments associated with the restructuring charge were paid prior to the fiscal year end.

In July 1995, the Company acquired ConQuest Software, Inc, a private company engaged in the business of providing natural language text management software tools. The acquisition was effected through the Company's issuance of common stock and options to purchase common stock to the former ConQuest shareholders and optionholders in exchange for all of the outstanding common stock of ConQuest. The business combination was accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements and the discussion and analysis of such statements contained herein reflect the combined results of the pooled businesses for all of the periods presented.

Results of Operations

For the fiscal year ended January 31, 1998, total revenues were $22,417,000, an increase of 11% over total revenues of $20,259,000 in the prior fiscal year. The net loss for the fiscal year ended January 31, 1998 was $8,326,000, or $0.64 per common share, compared to a net loss of $7,173,000, or $0.58 per common share, for the same period last fiscal year. Excluding a charge of $1,284,000 for in-process research and development expenses related to the Interpix acquisition and $577,000 for restructuring charges, the net loss for the fiscal year ended January 31, 1998 was $6,465,000. The prior-year total revenues amount represented an 8% increase over total revenues of $18,675,000 in the fiscal year ended January 31, 1996. The net loss for fiscal year 1996 was $884,000, or $0.08 per common share.

The following chart summarizes the components of revenues and the categories of expenses, including the amounts expressed as a percentage of total revenues, for the three fiscal years in the period ended January 31, 1998 and the percentage changes in the amounts between fiscal years (dollars in thousands).


                                                                     Increase
                                                                    (Decrease)
                                                                    From fiscal
                           Fiscal years ended January 31,              year
                 ------------------------------------------------   ------------
                      1998             1997             1996        1997   1996
                 --------------   --------------   --------------   ----   ----
                     $       %       $        %       $        %     %       %
                 -------   ----   -------   ----   -------   ----   ----   ----
Revenues:
RetrievalWare    $15,083    67%   $ 8,572    42%   $ 4,792    26%    76%    79%
EFS                1,591     7%     6,474    32%    10,212    55%   -75%   -37%
Visual Products
  Group              528     2%       820     4%        --     --   -36%    --%
                 -------   ----   -------   ----   -------   ----   ----   ----
Total software    17,202    77%    15,866    78%    15,004    80%     8%     6%

Maintenance        5,215    23%     4,393    22%     3,671    20%    19%    20%
                 -------   ----   -------   ----   -------   ----   ----   ----
Total revenues   $22,417   100%   $20,259   100%   $18,675   100%    11%     8%
                 =======   ====   =======   ====   =======   ====   ====   ====
Expenses:
 Sales and
  marketing      $13,184    59%   $14,429    71%   $ 8,752    47%    -9%    65%

 Research and
  product
  development      6,405    29%     6,289    31%     4,416    24%     2%    42%

 Acquisition of
  In-process
  research and
  development      1,284     6%        --     --       --     --      --    --

 General and
  administrative   4,884    22%     3,906    19%     3,330    18%    25%    17%

 Cost of
  revenues         4,258    19%     3,248    16%     2,462    13%    31%    32%

 Restructure &
  merger costs       577     3%        --    --      1,143     6%     -   -100%
                 -------   ----   -------   ----   -------   ----   ----  -----
Total expenses   $30,592   136%   $27,872   138%   $20,103   108%    10%    39%
                 =======   ====   =======   ====   =======   ====   ====  =====

Software revenues increased 8% in the current fiscal year to $17,202,000 from $15,866,000 in the prior fiscal year. During fiscal year 1998 the Company effectively transitioned from the EFS product line to the Excalibur RetrievalWare product family. RetrievalWare revenue growth was positively impacted by the introduction of the RetrievalWare FileRoom product in the third quarter of fiscal 1998, which allowed the EFS customer base to make a smooth transition to RetrievalWare. Product revenue from RetrievalWare increased 76% to $15,083,000 in fiscal year 1998 from $8,572,000 last year. Revenues for RetrievalWare were $4,792,000 in fiscal year 1996. Excalibur RetrievalWare has emerged as the Company's dominant product line representing 88% of software revenues in fiscal 1998 compared to 54% and 32%, in fiscal years 1997 and 1996, respectively.

The Company continued to attract some of the world's largest organizations as customers in fiscal year 1998. Some of Excalibur's new customers include Sony Marketing of Japan and Applied Materials. Excalibur was chosen as the key retrieval technology for Anheuser Busch, Boeing and the United States Department of Agriculture. In the broadcasting and entertainment industry, Turner Entertainment and Viacom were new customers in fiscal year 1998. In telecommunications, the Company forged new agreements with GTE, Northern Telecom and Geo-Com.

The Company also earns revenues through software distribution licenses with strategic partners. In the second quarter of fiscal year 1998 the Company announced its new partners' program, Excalibur Edge(TM). The Program provides partners with the Excalibur RetrievalWare family of products and includes marketing opportunities, comprehensive sales support, product certification and entry into the knowledge retrieval market. Some of the world's largest technology companies have become Excalibur partners including Microsoft, Computer Associates, Sony Marketing of Japan, Sequent Computer Systems, Inc., Informix Software Inc., Korea Electric Power Data Network Co. Ltd. ("KDN"), Trion Technologies, Inc., BTG Inc. and KPMG Peat Marwick LLP.

Revenue growth continued during fiscal year 1998 for the Company's international sales operation, Excalibur Technologies International, Ltd. ("ETIL"), headquartered in the United Kingdom. Revenues were $7,838,000, $5,940,000 and $3,551,000, respectively, in fiscal years 1998, 1997 and 1996. The increases in revenues in fiscal years 1998 and 1997 over the previous fiscal years were 32% and 67%, respectively. Overall revenue of the Company's international operations increased in spite of the Asian financial crisis which had a negative impact on Excalibur sales in the Pacific Rim. Revenues in the Pacific Rim were 15% less in fiscal year 1998 compared to 1997. Pacific Rim revenues increased 97% in fiscal year 1997 compared to 1996. During this three-year period, revenues from international operations have been provided primarily by software licenses with various European commercial and government customers and a well-established European reseller network.

Excalibur continued to expand its government market presence both in the U.S. and abroad. This included new installations supporting the U.S. Army, Navy, Air Force and intelligence community, along with new installations for government entities in Sweden.

The Company's transition to the Excalibur RetrievalWare product line and the introduction of RetrievalWare FileRoom resulted in the continued downward trend of EFS software product revenue in fiscal year 1998. Revenues from the licensing of Excalibur EFS software products, expressed as a percentage of total software revenue was 9% in fiscal year 1998, compared to 41% and 68%, respectively, in fiscal years 1997 and 1996. The Company continued to focus development and sales and marketing expenditures in fiscal year 1998 on RetrievalWare and Visual RetrievalWare software products. The decline in EFS revenues was more than offset by increased sales of RetrievalWare products.

Software maintenance and customer support revenues were $5,215,000, $4,393,000 and $3,671,000, respectively, in fiscal years 1998, 1997 and 1996. The increases in revenues in fiscal years 1998 and 1997 over the previous fiscal years were 19% and 20%, respectively. Additions to the RetrievalWare customer base accounted for the increased revenues.

Sales and marketing costs decreased 9% in fiscal year 1998, from $14,429,000 in fiscal year 1997 to $13,184,000 in fiscal year 1998. A reduction in marketing programs that do not directly relate to revenues in the current fiscal year was a major component of the decrease. The reorganization in the first quarter of fiscal year 1998 resulted in significant organizational and management changes. As part of a company-wide workforce reduction of 10%, the number of sales and marketing personnel decreased from 66 at the end of fiscal year 1997 to 61 at the end of fiscal year 1998. As a result, salaries, benefits, travel and other employee related costs were reduced.

In fiscal year 1997, sales and marketing costs increased by 65% to $14,429,000 from $8,752,000 in fiscal year 1996. During fiscal year 1997 the Company was focused on building the sales, marketing and business development staffs. A total of 15 people were added to these departments. As a result, salaries, benefits, travel, recruiting fees and certain other employee costs increased significantly between fiscal years. The Company incurred increased costs in connection with its product promotion and brand recognition programs. The Company was very active in demonstrating its products at trade shows and industry meetings, creating new product literature and advertising in computer industry trade publications. The Company also engaged the services of a public relations firm to assist its marketing efforts resulting in increased consulting costs. In fiscal year 1997, the Company also recorded employee severance costs, including salaries and benefits, amounting to approximately $358,000, related to the termination of certain sales, marketing and business development personnel.

During fiscal year 1998, the Company continued to develop new products and new product features while increasing research and product development expenses modestly. Research and product development costs increased 2% in fiscal year 1998 to $6,405,000 from $6,289,000 in fiscal year 1997. Continued development of the Excalibur RetrievalWare products was emphasized in fiscal year 1998 while EFS product development was significantly curtailed. The reduction in costs associated with the development of the EFS product line was offset by similar increases in costs for the development of Excalibur RetrievalWare products. During the year, the Company introduced Excalibur RetrievalWare 6.5 which features several major enhancements including the introduction of Excalibur RetrievalWare FileRoom. The FileRoom option represents an upgrade path for users of the Company's EFS product and is designed to help organizations better utilize all of their knowledge assets by enabling them to search for both paper-based and electronic documents as a unified view using an industry standard web-browser. In addition, Excalibur RetrievalWare 6.5 delivers enhanced summarization capabilities, search client improvements and metadata clustering.

In the second quarter of fiscal year 1998, the Company recorded a charge to expense of $1,284,000 for the cost of in-process research and development acquired in the merger with Interpix. The purchase facilitated the broadening of the Company's product line with the introduction of Excalibur Internet Spider, a multimedia web crawler that enables end users and application developers to access and leverage multimedia information published on intranets and the World Wide Web. Cost cutting measures taken in the first quarter of fiscal year 1998 helped offset the additional expenses associated with the Interpix development group. Streamlining of the services department and a reduction of the work force reduced employee related expenses of research and development. Including the acquired Interpix employees, personnel in the research and product development decreased by one person, to 85 in fiscal year 1998.

In fiscal year 1997, the Company made a major investment in product development in order to develop new products and enhance existing products. During fiscal year 1997 the Company introduced RetrievalWare Version 6.0 as well as Visual RetrievalWare, an application development environment product that enables users to search for visual information directly from their intranets, corporate data bases, the Internet and other sources. As a result, research and product development costs increased 42% in fiscal year 1997 to $6,289,000 from $4,416,000 in fiscal year 1996. Most of the increase was due to the addition of 25 employees to the technical staff, including software engineering and management personnel and to the expansion of the product development facilities. Consequently, salaries and other employee costs increased between years as well as office rent, equipment costs and computer equipment depreciation.

General and administrative expenses increased from $3,330,000 in fiscal year 1996 to $3,906,000 in fiscal year 1997 and to $4,884,000 in fiscal year 1998.
The increases were primarily due to increased staffing and related expenditures in the areas of human resources, information systems and financial analysis required to support the Company's growth. Bad debt expense in fiscal years 1998, 1997 and 1996 was $250,000, $150,000 and $91,000, respectively.

In fiscal year 1998, the cost of revenues, expressed as a percentage of total revenues, was 19%, a 3% increase over the 16% recorded in fiscal year 1997. Cost of revenues was $4,258,000 and $3,248,000, respectively, in fiscal years 1998 and 1997. The increase relates primarily to the formation of a product implementation group late in fiscal year 1997, which grew to 8 employees by the end of fiscal year 1998, resulting in additional salaries expense, implementation project subcontractors expense, as well as increased overhead costs. Additionally, cost of revenues in fiscal year 1998 contained amortization expense of intangible assets associated with the acquisition of Interpix. A series of Excalibur RetrievalWare releases shipped throughout the year also factored into the increase. Costs of electronic media, documentation and related shipping costs all increased as a result. Reorganization and streamlining of the customer support group in the first quarter of the current fiscal year cut expenses and decreased the costs of maintenance as compared with the corresponding costs in fiscal year 1997.

The cost of revenues, expressed as a percentage of total revenues, increased 3%, to 16% in fiscal year 1997 from 13% in fiscal year 1996. Upgraded training facilities and additional staffing in the education services department were primarily responsible for the increase. Increased costs associated with supporting the larger installed base of Excalibur RetrievalWare end-users were also a contributing factor.

The Company reorganized its sales force and made other changes to the overall organization at the end of the first quarter of fiscal year 1998. The Company reduced its workforce by approximately 10% and recorded a restructuring charge of $577,000 in the first quarter. The charge consisted of severance pay and benefits for terminated employees. In fiscal year 1996, the Company recorded a restructuring charge of $653,000 related to the relocation of its headquarters from California to the Washington, D.C. area and the consolidation of the technical teams into two facilities. The costs consisted primarily of severance payments to terminated employees and leased facility abandonment costs. The Company also incurred $490,000 in legal, accounting and other costs associated with the merger with ConQuest.

The activities for fiscal year 1998, including those discussed above, resulted in total expenses of $30,592,000, a 10% increase from total expenses of $27,872,000 in the previous fiscal year. In fiscal year 1997, total expenses increased by 39% to $27,872,000 from $20,103,000 in fiscal year 1996. The total number of employees decreased from 173 employees at the beginning of the current fiscal year to 168 at January 31, 1998. The Company had 126 employees at January 31, 1996.

As a result of a decreased level of investments held during fiscal year 1998, net interest income decreased to $374,000 from $781,000 in fiscal year 1997. Net interest income increased $237,000 in fiscal year 1997, from $544,000 in fiscal year 1996, primarily due to a higher level of invested funds. As discussed in
Note 3 to the consolidated financial statements contained herein, the Company recorded its equity in the net loss of its affiliate, ETNV, for the fiscal year ended January 31, 1998. This charge in fiscal 1998, including the amortization of the excess of the Company's investment over the Company's share of the underlying net assets of ETNV and the elimination by the Company of its share of its gross profit included in ETNV's prepaid license balance at January 31, 1998, was $525,000.

Liquidity and Capital Resources

In the fiscal year ended January 31, 1998, the Company's combined balance of cash, cash equivalents and investments in marketable securities decreased by $4,677,000 to $6,435,000 as summarized below (in thousands). At January 31, 1998 and 1997, investments in marketable securities consisted of U.S.Treasury Bills with maturities of less than one year.

                         January 31     January 31
                            1998           1997        Change
                         ----------    -----------   -----------
          Cash and cash
            equivalents  $   4,939     $    2,685    $   2,254
          Investments        1,496          8,427       (6,931)
                         ----------    -----------   -----------
            Total        $   6,435     $   11,112    $  (4,677)
                         ==========    ===========   ===========

Cash of $4,376,000, used to fund operations for the fiscal year ended January 31, 1998, was significantly less than the $8,326,000 net loss for the year due primarily to several non-cash charges. Those charges, which totaled $3,350,000, included acquired research and development costs of $1,284,000, depreciation and amortization of $1,540,000 and the Company's share of the net loss of ETNV and amortization of ETNV warrants totaling $525,000. Reductions in accounts receivable and prepaid expenses provided $781,000. In fiscal year 1997 cash used in operations was $8,703,000, consisting primarily of the $7,173,000 loss.

In fiscal year 1998, the exercise of employee stock options provided $613,000. In fiscal year 1997, $9,722,000 was provided from the issuance of common stock. In March 1996, the Company completed a private placement sale of its common stock that provided net cash proceeds of approximately $8,388,000 and the exercise of stock options by employees provided $1,334,000.

For the year ended January 31, 1998, net cash was provided from the maturity of Treasury Bills of $6,931,000. Net cash of $55,000 was provided as a result of the acquisition of Interpix. In the current year, cash was also used to purchase computer and other equipment with a total cost of $757,000 and to make a $95,000 loan to ETNV. In fiscal year 1997 fixed asset additions totaled $2,394,000. Cash was used to fund the purchase of furniture, equipment and leasehold improvements for the Company's new corporate headquarters in Vienna, Virginia. In July 1996, the Company made a cash investment of $488,000 in ETNV and incurred organizational costs of approximately $68,000 in connection with its formation, thereby acquiring approximately 13.2% of the outstanding voting capital stock.

The number of days sales outstanding ("DSO") at January 31, 1998 declined significantly from the number at January 31, 1997. Management believes that the allowance for doubtful accounts of $527,000 at January 31, 1998 is adequate.

The Company's current balances of cash, cash equivalents and investments are expected to provide sufficient cash to meet the Company's current projected needs for the next fiscal year. Historically, the Company has used cash provided primarily from sales of its common stock to fund its operating losses. If the Company fails to achieve its operating plan for fiscal year 1999, the Company's balance of cash, cash equivalents and marketable securities may be reduced substantially. The Company may be required to pursue additional external sources of financing to support its operations and capital requirements. There can be no assurance that external sources of financing will be available to fund the Company's ongoing operations or other capital requirements on terms acceptable to the Company.

Factors That May Affect Future Results

The Company's business environment is characterized by intense competition, rapid technological changes, changes in customer requirements and emerging new market segments. Consequently, to compete effectively, the Company must make frequent new product introductions and enhancements while protecting its intellectual property, retain its key personnel and deploy sales and marketing resources to take advantage of new business opportunities. Future operating results will be affected by the ability of the Company to expand its product distribution channels and to manage the expected growth of the Company. Future results may also be impacted by the effectiveness of the Company in executing future acquisitions and integrating the operations of acquired companies with those of the Company. Failure to meet any of these challenges could adversely affect future operating results.

The Company's quarterly operating results have varied substantially in the past and are likely to vary substantially from quarter to quarter in the future due to a variety of factors. In particular, the Company's period-to-period operating results are significantly dependent upon the timing of the closing of large license agreements. In this regard, the purchase of the Company's products can require a significant capital investment from a potential customer which the customer generally views as a discretionary cost that can be deferred or canceled due to budgetary or other business reasons and can involve long sales cycles of six months or more. Estimating future revenues is also difficult because the Company ships its products soon after an order is received and as such does not have a significant backlog. Thus, quarterly license fee revenues are heavily dependant upon a limited number of orders for large licenses received and shipped within the same quarter. Moreover, the Company has generally recorded a significant portion of its total quarterly license fee revenues in the third month of a quarter, with a concentration of these revenues occurring in the last half of that third month. This concentration of revenues is influenced by customer tendencies to make significant capital expenditures at the end of a fiscal quarter. The Company expects these revenue patterns to continue for the foreseeable future.

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

Primarily due to large operating losses incurred by the Company, its balance of cash, cash equivalents and investments has declined substantially since the proceeds of the private placement discussed above were received. Various factors, including those discussed above, have somewhat inhibited the overall revenue growth that management had expected for the last four quarters.

As a result, near the end of the first quarter of fiscal year 1998, the short-term revenue expectations of management were moderated and planned expenditures were reduced. As discussed previously, the Company reduced its workforce by approximately 10% from the number of employees at April 30, 1997. In addition, the Company postponed certain long-range programs and curtailed other expenses in order to achieve an overall reduction in expenditures. Marketing efforts were focused on the increase of current year revenues. The text development staff was focused on the completion of version 6.5 of the Excalibur RetrievalWare product and the related FileRoom option, a product that management believes has facilitated the transition of the installed customer base of Excalibur EFS to Excalibur RetrievalWare. The Company began to ship these products to customers in October 1997. The Company has also released the Excalibur Internet Spider, a product that enhances the web crawling and web publishing capabilities of Excalibur RetrievalWare, or other data management systems, in Internet and intranet environments. In addition, the Company has made other organizational changes in order to sharpen the focus of product development and business development efforts on selected video applications of the Excalibur Visual RetrievalWare technology.

Management believes that the changes and initiatives discussed above and the investments of time and money in the training of the sales force, improved sales productivity and the overall financial performance of the Company in the second, third and fourth quarters of fiscal year 1998. Revenues for each of these quarters were increased from first quarter revenues and the level of quarterly costs and expenses was reduced. As a result, operating losses were reduced in the second and third quarters of fiscal year 1998 and net income of $80 thousand, or $0.01 per common share was recorded in the fourth quarter of fiscal year 1998. The use of cash was slowed during this period. Consequently, the current balance of cash, cash equivalents and investments is expected to be sufficient to fund the Company's current projected cash needs for the next fiscal year. Historically, the Company has used primarily cash provided by sales of its common stock to fund its operating losses. If the actions taken by management are not effective in achieving profitable operating results, the Company may be required to pursue additional external sources of financing in the future to support its operations and capital requirements. There can be no assurances that external sources of financing will be available if required, or that such financing will be available on terms acceptable to the Company.

As of January 31, 1998, the Company had significant net operating loss carryforwards ("NOLs") of approximately $67,066,000. The deferred tax assets representing the benefits of the NOLs have been offset completely by a valuation allowance due to the Company's lack of an earnings history. The Company incurred a net loss of $8,326,000 for the fiscal year ended January 31, 1998 and has incurred cumulative losses of approximately $16,383,000 over the last three fiscal years. The accumulated deficit of the Company at January 31, 1998 was $51,945,000. The realization of the benefits of the NOLs is dependent on sufficient taxable income in future fiscal years. Lack of future earnings, or a change in the ownership of the Company, could adversely affect the Company's ability to utilize the NOLs. Further, because there was a change in the ownership of ConQuest in fiscal year 1996, the Company's ability to utilize NOLs relating to ConQuest of approximately $3,233,000 may be limited. Despite the NOL carryforwards, the Company may have income tax liability in future years due to the application of the alternative minimum tax rules of the Internal Revenue Code.

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

Other Factors

The Company is in the process of identifying operating and application software challenges related to the year 2000. While the Company expects to resolve year 2000 compliance issues substantially through normal replacement and upgrades of software, there can be no assurance that there will not be interruption of operations or other limitations of system functionality or that the Company will not incur substantial costs to avoid such limitations. Any failure to effectively monitor, implement or improve the Company's operational, financial, management and technical support systems could have a material adverse effect on the Company's business and consolidated results of operations.

New Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board, ("FASB") issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 requires dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share includes the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company has implemented SFAS No. 128 in fiscal year 1998 and it has had no material impact.

In June 1997, SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" were issued and are effective for the fiscal year ending January 31, 1999. The Company is evaluating these statements to determine the impact on its reporting and disclosure requirements.

The American Institute of Certified Public Accountants has issued Statement of Position 97-2, "Software Revenue Recognition," ("SOP 97-2") that supersedes Statement of Position 91-1. SOP 97-2, "Software Revenue Recognition," is effective for revenue transactions entered into by the Company in its fiscal year ending January 31, 1999. Management believes that the changes contained in SOP 97-2 will not have a material adverse financial impact on the Company.

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

Item 9.  Changes in and  Disagreements  with  Accountants  on  Accounting  and
            Financial Disclosure.

None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

Information on directors and executive officers of the Company will be included under the heading "Election of Directors" and elsewhere in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 18, 1998 (the "Proxy Statement") which is incorporated herein by reference.

Item 11. Executive Compensation.

Information  on  executive  compensation  will be  included  under  the  heading
"Executive   Compensation"  of  the  Proxy  Statement   incorporated  herein  by
reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Information of beneficial ownership of the Company's voting securities by each director and all officers and directors as a group and by any person known to beneficially own more than 5% of any class of voting security of the Company will be included under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

Information relating to certain relationships and related transactions will be included under the heading "Certain Relationships and Related Transactions" in the Proxy Statement incorporated herein by reference.


                                   PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

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

         Report of Independent Public Accountants, on Schedule

         Schedule II, Valuation and Qualifying Accounts

         All  other  schedules  are  omitted  because  they  are  not  required, are inapplicable, or the information is otherwise shown in the consolidated financial statements or notes to the consolidated financial statements.

      3. Exhibits:

         Exhibit Number and Description
         ------------------------------
          2.01 Agreement and Plan of Merger Between Excalibur, Excalibur Acquisition Corporation and ConQuest Software, Inc., dated July 5, 1995. (2)

          2.02 Agreement of Merger Between Excalibur, EXCA Acquisition Corporation and Interpix Software Corporation, dated May 2, 1997.

          3.01    Certificate  of  Incorporation  of  Excalibur   Technologies
                  Corporation. (1)

          3.02 Amendment of the Certificate of Incorporation dated June 28, 1996. (6)

          3.03    Bylaws of Excalibur Technologies Corporation. (1)

         10.04 Consulting Agreement with James W. Dowe III, dated July 1, 1990. (1)

         10.05    Incentive Stock Option Plan, dated April 1989. (1)

         10.06 Agreement and Plan of Merger Between Excalibur, Excalibur Acquisition Corporation and ConQuest Software, Inc., dated July 5, 1995. (2)

         10.07 Employment Agreement, dated July 20, 1995, with Edwin R. Addison. (4)

         10.08    1995 Incentive Plan, dated November 1995. (3)

         10.09    ConQuest  Incentive  Stock  Option  Plan,  dated  August 19,
                  1993. (4)

         10.10 Office Lease (10440 Little Patuxent Parkway, Suite 800, Columbia, Maryland), commencing January 1, 1996. (4)

         10.11 Office Lease (1959 Palomar Oaks Way, Carlsbad, California), commencing November 15, 1995. (4)

         10.12 Office Lease (1921 Gallows Road, Vienna, Va.), commencing May 1996. (4)

         10.13 Excalibur Technologies Corporation Employee Stock Purchase Plan, effective August 1, 1996. (5)

         10.14 Office Lease (4675 Stevens Creek Boulevard, Santa Clara, California 95051), commencing July 1, 1997

         22.01    Subsidiaries of Excalibur Technologies Corporation.

         23.01    Consent  of  Arthur   Andersen   LLP,   Independent   Public
                  Accountants.
----------------------

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

(2)   Incorporated herein by reference to Form 8-K, filed August 4, 1995.

(3) Incorporated herein by reference to the Proxy Statement for the 1995 Annual Meeting of Shareholders, dated October 16, 1995.

(4) Incorporated herein by reference to Form 10-K for the year ended January 31, 1996, filed April 30, 1996.

(5) Incorporated herein by reference to the Proxy Statement for the 1996 Annual Meeting of Shareholders, dated May 28, 1996.

(6) Incorporated herein by reference to Form 10-K for the year ended January 31, 1997, filed April 28, 1997.



 (b)  Reports on Form 8-K.

None.

Index to Consolidated Financial Statements                           Page

Reports of Independent Public Accountants                             F-1, F-21

Consolidated Balance Sheets
      As of January 31, 1998 and 1997                                 F-2

Consolidated Statements of Operations
      For the fiscal years ended January 31, 1998, 1997 and 1996      F-3

Consolidated Statements of Shareholders' Equity
      For the fiscal years ended January 31, 1998, 1997 and 1996      F-4

Consolidated Statements of Cash Flows
      For the fiscal years ended January 31, 1998, 1997 and 1996      F-5

Notes to Consolidated Financial Statements                            F-7

Schedule II - Valuation and Qualifying Accounts
      For the fiscal years ended January 31, 1998, 1997 and 1996      F-22

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Excalibur Technologies Corporation:

We have audited the accompanying consolidated balance sheets of Excalibur Technologies Corporation (a Delaware corporation) and subsidiaries as of January 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended January 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Excalibur Technologies Corporation and subsidiaries as of January 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1998 in conformity with generally accepted accounting principles.


                                                /s/ARTHUR ANDERSEN LLP


Washington, D.C.,
February 27, 1998

                      EXCALIBUR TECHNOLOGIES CORPORATION
                               AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share data)

                                                            January 31,
                                                      ------------------------
                    ASSETS                              1998           1997
                                                      ---------      ---------
Current Assets:
   Cash and cash equivalents....................      $  4,939       $  2,685
   U.S. government securities, at cost..........         1,496          8,427
   Accounts receivable, net.....................         9,189          9,383
   Prepaid expenses and other ..................         1,071          1,655
                                                      ---------      ---------
        Total current assets....................        16,695         22,150

Equipment and Leasehold Improvements, net.......         2,267          2,939
Other Assets....................................         1,083          1,058
                                                      ---------      ---------
                                                      $ 20,045       $ 26,147
                                                      =========      =========

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable.............................      $  2,106       $  1,680
   Accrued expenses.............................         1,886          2,310
   Deferred revenues............................         2,708          2,693
   Deferred compensation........................           247            901
                                                      ---------      ---------
        Total current liabilities...............         6,947          7,584
                                                      ---------      ---------

Shareholders' Equity:
    5% Cumulative convertible preferred stock,
        $0.01 par value, preference in liquidation
        $10 per share, 1,000 shares authorized;
        27 shares issued and outstanding........           271            271
   Common stock, $0.01 par value, 40,000
         Shares authorized; 13,179 and 12,449
         shares issued and outstanding..........           132            124
   Additional paid-in capital...................        64,714         61,830
   Accumulated deficit .........................       (51,945)       (43,619)
   Cumulative translation adjustment............           (74)           (43)
                                                      ---------      ---------
        Total shareholders' equity..............        13,098         18,563
                                                      ---------      ---------
                                                      $ 20,045       $ 26,147
                                                      =========      =========

     The accompanying notes to the consolidated financial statements are an integral part of these consolidated balance sheets.


                       EXCALIBUR TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   For the Fiscal Years Ended January 31,
                                   --------------------------------------
                                      1998          1997          1996
                                    --------      --------      --------
Revenues:
   Software .....................   $ 17,202      $ 15,866      $ 15,004
   Maintenance ..................      5,215         4,393         3,671
                                    --------      --------      --------
                                      22,417        20,259        18,675
                                    --------      --------      --------
Expenses:
   Sales and marketing ..........     13,184        14,430         8,752
   Research and product
     development ................      6,405         6,288         4,416
   Acquired in-process research
     and development ............      1,284          --            --
   General and administrative ...      4,884         3,906         3,330
   Cost of software revenues ....      3,039         1,630         1,064
   Cost of maintenance revenues..      1,219         1,618         1,398
   Restructuring costs ..........        577          --             653
   Merger costs .................       --            --             490
                                    --------      --------      --------
                                      30,592        27,872        20,103
                                    --------      --------      --------

Operating loss ..................     (8,175)       (7,613)       (1,428)

Other income (expenses):
   Interest income, net .........        374           781           544
   Equity in net loss of
    affiliate ...................       (525)         (341)           --
                                    --------      --------      --------

Net loss ........................     (8,326)       (7,173)         (884)

Dividends on preferred stock ....         14            14            14
                                    --------      --------      --------
Net loss applicable to
   common stock .................   $ (8,340)     $ (7,187)     $   (898)
                                    ========      ========      ========
Basic and diluted net loss per
   common share .................   $  (0.64)     $  (0.58)     $  (0.08)
                                    ========      ========      ========
Weighted-average number of
   common shares outstanding ....     12,934        12,351        11,496
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

                      EXCALIBUR TECHNOLOGIES CORPORATION
                               AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                (in thousands)

                         Preferred Stock   Common Stock     Add'l                          Cumulative
                         ---------------   ------------   Paid-in  Deferred   Accumulated  Translation
                           Shares     $    Shares    $    Capital    Comp.      Deficit     Adjust.     Total
                           ------   -----  ------   ----  --------  -------    ---------    ------     --------
Balance, January 31, 1995.     27   $ 271  11,231   $112   $44,523   $  (38)   $(35,367)    $ (26)     $ 9,475

Issuance of common stock
upon exercise of options..      -       -     714      7     6,726        -          -          -        6,733
Issuance of common stock
for services..............      -       -       8      -        36        -          -          -           36
Amortization of deferred
compensation..............      -       -       -      -       (13)      38          -          -           25
Accrued dividends paid....      -       -       -      -         -        -         (14)        -          (14)
Translation adjustment....      -       -       -      -         -        -          -         61           61
Adjustment for change in
ConQuest fiscal year......      -       -       -      -         -        -        (181)        -         (181)
Net loss..................      -       -       -      -         -        -        (884)        -         (884)
                           ------   -----  ------   ----   --------  -------   ---------    ------     --------
Balance, January 31, 1996.     27   $ 271  11,953   $119   $51,272        -    $(36,446)    $  35      $15,251

Issuance of common stock
upon exercise of options..      -       -     146      1     1,416        -          -          -        1,417
Sale of common stock, net
of offering costs.........      -       -     350      4     8,384        -          -          -        8,388
Issuance of warrants to
ETNV investors............      -       -       -      -       758        -          -          -          758
Translation adjustment....      -       -       -      -         -        -          -        (78)         (78)
Net loss..................      -       -       -      -         -        -      (7,173)        -       (7,173)
                           ------   -----  ------   ----   --------  -------   ---------    ------     --------
Balance, January 31, 1997.     27   $ 271  12,449   $124   $61,830        -    $(43,619)    $ (43)     $18,563

Issuance of common stock
upon exercise of options..      -       -     415      4       781        -          -          -          785
Issuance of common stock
for acquisition of
Interpix..................      -       -     275      3     1,819        -          -          -        1,822
Issuance of common stock
for Employee Stock
Purchase Plan.............      -      -       40      1       284        -          -          -          285
Translation adjustment....      -      -        -      -         -        -          -        (31)         (31)
Net loss..................      -      -        -      -         -        -      (8,326)        -       (8,326)
                           ------   -----  ------   ----   --------  -------   ---------    ------     --------
Balance, January 31, 1998.     27   $ 271  13,179    132   $64,714        -    $(51,945)    $ (74)     $13,098
                           ======   =====  ======   ====   ========  =======   =========    ======     ========

      The  accompanying notes to the consolidated  financial  statements are an integral part of these consolidated statements.

                       EXCALIBUR TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                                   For the Fiscal Years Ended
                                                            January 31,
                                               ---------------------------------
                                                  1998        1997       1996
                                               ---------   ---------   ---------
Cash Flows from Operating Activities:
Net loss ...................................   $ (8,326)   $ (7,173)   $   (884)
Adjustments to reconcile net loss to net
cash used in operating activities:
   Depreciation and amortization ...........      1,540       1,367       1,048
   Acquired in-process research and
   development costs........................      1,284          --          --
   Equity in net loss of affiliate .........        525         341          --
   Loss on disposal of assets ..............          2          36          66
   Compensation paid in common stock .......         --          --          36
   Amortization of deferred compensation ...         --          --          25
Changes in operating assets and liabilities:
   Accounts receivable, net ................        254      (2,324)     (3,289)
   Prepaid expenses and other ..............        527        (767)       (476)
   Accounts payable and accrued expenses ...       (193)        (97)        (41)
   Deferred revenues .......................         11         (86)       (244)
   Adjustment for change in fiscal year
   of ConQuest..............................         --          --        (181)
                                               --------    --------    --------
   Net cash used in operating activities ...     (4,376)     (8,703)     (3,940)
                                               --------    --------    --------

Cash Flows from Investing Activities:
   Purchase of investments .................    (22,301)    (17,959)    (12,023)
   Proceeds from maturities of investments..     29,231      19,873      10,287
   Purchases of equipment and leasehold
   improvements.............................       (757)     (2,394)       (541)
   Loan to/Investment in affiliate .........        (95)       (556)         --
   Acquisition, net of cash used ...........         55          --          --
                                               --------    --------    --------
   Net cash provided by (used in)
   investing activities.....................      6,133      (1,036)     (2,277)
                                               --------    --------    --------

Cash Flows from Financing Activities:
   Proceeds from notes payable .............         --          --         238
   Proceeds from the issuance of
   common stock.............................        613       9,722       6,688
   Dividends paid ..........................         --          --         (14)
   Repayment of notes payable ..............        (40)        (39)       (549)
                                               --------    --------    --------
   Net cash provided by financing
   activities...............................        573       9,683       6,363
                                               --------    --------    --------
The Effect of Exchange Rate Changes
on Cash.....................................        (76)       (162)        112
                                               --------    --------    --------
Net Increase (Decrease) in Cash and
Cash Equivalents............................      2,254        (218)        258

Cash and Cash Equivalents,
beginning of period.........................      2,685       2,903       2,645
                                               --------    --------    --------

Cash and Cash Equivalents, end of period ...   $  4,939    $  2,685    $  2,903
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


                       EXCALIBUR TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (continued, in thousands)

                                                   For the Fiscal Years Ended
                                                            January 31,
                                               ---------------------------------
                                                  1998        1997       1996
                                               ---------   ---------   ---------
Supplemental Disclosures of Cash Flow
Information:
   Cash paid for interest...................   $      2    $     11    $     61
                                               =========   =========   =========

Supplemental Disclosures of Noncash
Investing and Financing Activities:

   Issuance of warrants to purchase
   common stock.............................   $      -    $    758    $      -
                                               =========   =========   =========
   Stock options exercised under
   deferred compensation arrangements.......   $    457    $     83    $     45
                                               =========   =========   =========

   Issuance of common stock to acquire
   Interpix.................................   $  1,822    $      -    $      -
                                               =========   =========   =========



       The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements .


                      EXCALIBUR TECHNOLOGIES CORPORATION
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)    THE COMPANY

Operations and Organization

The consolidated financial statements include the accounts of Excalibur Technologies Corporation ("Excalibur") and its wholly-owned subsidiaries. These entities are collectively referred to hereinafter as the "Company." All significant intercompany transactions and accounts have been eliminated. Certain amounts presented in the prior years' financial statements have been reclassified to conform with the fiscal year 1998 presentation.

The Company designs, develops and markets knowledge retrieval software products capable of supporting paper, text, image and video data. The Company offers consulting, training, product maintenance and systems implementation services in support of its software products. The Company licenses its software products directly to commercial businesses and government agencies throughout North America, Europe and other parts of the world and also distributes its software products to end users through license agreements with value-added resellers, system integrators, original equipment manufacturers and other strategic partners.

The Company has incurred cumulative losses of approximately $16.4 million over the last three fiscal years and the accumulated deficit of the Company at January 31, 1998 was $51.9 million. The Company's operations are subject to certain risks and uncertainties including, among others, the dependence upon the timing of the closing of large software licenses; actual and potential competition by entities with greater financial resources, experience and market presence than the Company; rapid technological changes; the success of the Company's product marketing and product distribution strategies; the risks associated with acquisitions and international expansion; the need to manage growth; the need to retain key personnel and protect intellectual property; and the availability of additional capital financing on terms acceptable to the Company.

The Company's current balances of cash, cash equivalents and investments are expected to provide sufficient cash to meet the Company's current projected needs for the next fiscal year. Historically, the Company has used cash provided primarily from sales of its common stock to fund its operating losses. If the Company fails to achieve its operating plan for fiscal year 1999, the Company's balance of cash, cash equivalents and marketable securities may be reduced substantially. The Company may be required to pursue additional external sources of financing to support its operations and capital requirements. There can be no assurance that external sources of financing will be available to fund the Company's ongoing operations or other capital requirements on terms acceptable to the Company.

Acquisition of Interpix Software Corporation

On May 5, 1997, the Company acquired Interpix, located in Santa Clara, California, a privately-owned company and developer of a commercial technology enabling the collection, indexing, management and presentation of multimedia data on the Internet and corporate intranets. The purchase method of accounting has been applied to this acquisition transaction and, accordingly, the results of operations of Interpix have been included in the Company's consolidated results of operations for the period ended January 31, 1998 from the date of acquisition. The results of operations for Interpix prior to the acquisition were not material.

The shareholders of Interpix received 275,000 shares of common stock of Excalibur in exchange for all of the outstanding common stock of Interpix. The total purchase price included the value of the Excalibur shares totaling $1,822,000 and out-of-pocket acquisition costs which totaled $45,000. The purchase price was allocated to the assets purchased and the liabilities assumed based upon their fair values on the date of acquisition. Approximately $1,284,000 of the purchase price was allocated to research and development projects in process and was expensed in the three month period ended July 31, 1997. The excess of the purchase price over the fair value of the net assets of Interpix was approximately $545,000. This amount represents intangible assets related to the completed technology base, the assembled workforce and tradenames acquired and is being amortized on a straight-line basis over five years. The amount of amortization for the year ended January 31, 1998 was approximately $81,000.

Acquisition of ConQuest Software, Inc.

In July 1995, Excalibur acquired ConQuest, a private company located in Columbia, Maryland, engaged in the business of providing natural language text management software tools. The former shareholders of ConQuest received approximately 1,427,000 shares of common stock of Excalibur in exchange for all of the common stock of ConQuest. Outstanding options to purchase common stock of ConQuest were converted into options to purchase approximately 572,000 shares of Excalibur common stock. The acquisition was accounted for as a pooling of interests and, as such, the accompanying consolidated financial statements reflect the combined results of the pooled businesses for the respective periods presented. In fiscal year 1996, the Company recorded a charge of approximately $490,000 for the estimated transaction costs of completing the merger between Excalibur and ConQuest. The costs included legal, accounting and other professional fees of $363,000 and other costs of $127,000. These costs were paid by January 31, 1996.

Separate results of Excalibur and ConQuest for the periods preceding the acquisition are as follows (in thousands):

                                             Fiscal quarter
                                                  ended
                                             April 30, 1995
         Revenues:                           --------------
           Excalibur, previously reported        $  2,801
           ConQuest ......................            840
                                                 ---------
         Total, as restated ..............       $  3,641
                                                 =========

          Net Loss:
            Excalibur, previously reported       $   (466)
            ConQuest .....................           (137)
                                                 ---------
          Total, as restated .............       $   (603)
                                                 =========

Prior to its acquisition by Excalibur, ConQuest reported operating results on a calendar year basis. ConQuest's separate results for prior years have not been restated to conform to the fiscal year of Excalibur. Therefore, ConQuest's separate results of operations for the month ended January 31, 1995 are not reflected in the consolidated statement of operations for the fiscal year ended January 31, 1996. The revenues, operating loss and net loss of ConQuest for the month ended January 31, 1995 were $138,000, $177,000 and $181,000, respectively.


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

Revenue Recognition

Revenues from the sale of computer software licenses are recognized upon shipment of product provided that no significant vendor obligations remain and that collection of the resulting receivable is considered probable. Revenues related to agreements with customers that contain future performance requirements are recognized when the performance requirements are satisfied. Revenues related to customer support agreements are deferred and recognized ratably over the term of the respective agreements, which are usually one year in length.

The American Institute of Certified Public Accountants has issued Statement of Position 97-2, "Software Revenue Recognition," ("SOP 97-2") that supersedes Statement of Position 91-1. SOP 97-2, "Software Revenue Recognition," is effective for revenue transactions entered into by the Company in its fiscal year ending January 31, 1999. Management believes that the changes contained in SOP 97-2 will not have a material adverse financial impact on the Company.

Research and Development Costs

No product development costs were capitalized and there were no capitalized costs not yet amortized, during the fiscal years ended January 31, 1998, 1997 and 1996.

Cash and Cash Equivalents

For purposes of the consolidated balance sheets and statements of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. U.S. government securities are considered to be investments and are excluded from cash equivalents regardless of their maturities. Cash equivalents consist of funds deposited in money market accounts. Consequently, the carrying amount of cash and cash equivalents approximates fair value.

Marketable Securities

Under Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company classifies its marketable securities as held-to-maturity securities. Accordingly, marketable securities, consisting entirely of U.S. government securities, are carried at cost, adjusted for premium and discount amortization. At January 31, 1998 and 1997, the aggregate fair value of the securities based upon quoted market prices was $1,497,000 and $8,428,000 respectively.

Income Taxes

Deferred taxes are provided utilizing the liability method as prescribed by SFAS No. 109, "Accounting for Income Taxes," whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Depreciation and Amortization

Depreciation of office furniture and equipment is provided on a straight-line basis over the estimated useful lives of the assets, generally three to ten years. Amortization of leasehold improvements is provided on a straight-line basis over the term of the applicable lease.

Net Loss Per Common Share

In February 1997, the Financial Accounting Standards Board, ("FASB") issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company has implemented SFAS No. 128 in fiscal year 1998. SFAS No. 128 requires dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share includes the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options to purchase 2,631,636 shares of common stock, and warrants to purchase 148,500 shares of common stock with exercise prices ranging from $1.04 to $22.50 per share, and cumulative convertible preferred stock that were outstanding at January 31, 1998 were not included in the computation of diluted loss per share as their effect would be anti-dilutive. As a result, the basic and diluted loss per share amounts are identical.

Translation of Foreign Financial Statements

Assets and liabilities of foreign operations are translated at the year-end rate of exchange. Statements of operations are translated at the average rates of exchange during the year. Gains or losses from translating foreign currency financial statements are accumulated in a separate component of shareholders' equity.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, marketable securities and accounts receivable. Management believes that the Company's investment policy limits the Company's exposure to concentrations of credit risk. The Company sells its products primarily to government agencies and to major corporations, including distributors that serve a wide variety of U.S. and foreign markets. The Company extends credit to its corporate customers based on an evaluation of the customer's financial condition, generally without requiring a deposit or collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains an allowance for anticipated losses. The allowance for doubtful accounts was $527,000 and $367,000 respectively, at January 31, 1998 and 1997.

Impairment of Long-lived Assets

The Company complies with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To determine recoverability of its long-lived assets, the Company evaluates whether future undiscounted net cash flows will be less than the carrying amounts of net assets. Impairment is measured at fair value.

(3)    INVESTMENT IN AFFILIATE

In July 1996, the Company authorized the use of its name by Excalibur Technologies N. V. ("ETNV"), a Belgian company incorporated in June 1996 for the purpose of selling and marketing the Company's products and services within a large territory including most of Northern Europe and Italy. The Company contributed approximately $488,000 in cash to ETNV in consideration for 13.2% of its voting capital stock. In connection with the organization of ETNV, the Company issued warrants to purchase 148,500 shares of the Company's common stock to certain shareholders of ETNV. The warrants are exercisable at a price of $22.00 per share for seven years but only if ETNV achieves certain financial objectives. The value of the warrants was estimated to be $758,000 and is included at January 31, 1998 in the investment in affiliate account, net of amortization, contained in the accompanying consolidated balance sheets.

The Company granted to ETNV an exclusive license (the "License") to distribute certain of the Company's products to other authorized resellers and customers in the territory for approximately five years. If the revenues of ETNV in the fifth year exceed a certain level, the License shall automatically be renewed. If the License is not renewed, the other shareholders of ETNV may exercise options to sell their shares to the Company according to a revenue-based formula. The Company recorded revenue of approximately $1,656,000 and $1,191,000 in the fiscal years ended January 31, 1998 and 1997, respectively, related to the License.

After a term of approximately five years, the Company may exercise an option to purchase all of the capital stock of ETNV under certain conditions and at a price determined in accordance with a revenue-based formula. In the event that the Company does not exercise its option, the other shareholders are permitted to sell their shares, subject to certain limitations, through a private sale or public offering.

The Company's investment in ETNV is accounted for using the equity method. The investment exceeded the Company's share of the underlying net assets of ETNV by approximately $827,000. The excess is being amortized over a five-year period. The amortization of the excess, as well as the Company's share of ETNV's net loss for the period and the elimination of the Company's share of gross profit included in ETNV's prepaid license fees at January 31, 1998 and January 31, 1997 is included in equity in net loss of affiliate in the accompanying consolidated statements of operations for the fiscal year ended January 31, 1998 and January 31, 1997. At January 31, 1998, the investment balance, included in other assets in the accompanying consolidated balance sheets net of accumulated amortization and the Company's share of the net loss of ETNV, was $544,000. At January 31, 1997, the investment balance, included in other assets in the accompanying consolidated balance sheets net of accumulated amortization and the Company's share of the net loss of ETNV, was $973,000.

(4)    CAPITALIZATION

Stock Offerings

On March 8, 1996, the Company completed a private placement of 350,000 shares of the Company's common stock at an offering price of $25.00 per share, resulting in net proceeds of approximately $8,388,000. Allen & Company Incorporated ("Allen"), a shareholder of the Company, acted as the placement agent in this transaction and received a fee of approximately $350,000.

Cumulative Convertible Preferred Stock

The cumulative convertible preferred stock is convertible into common stock at the rate of 10 shares of common stock per share of cumulative convertible preferred stock. Holders of the cumulative convertible preferred stock are entitled to receive cumulative dividends of $0.50 per share per annum, payable annually on April 1 if declared by the Board of Directors, in cash or shares of common stock (to be determined by the Board of Directors) valued at the lower of $1.00 per share or the market price on the date of declaration. The amount of accumulated dividends that have not been declared or accrued at January 31, 1998 is approximately $42,000.

In the event of voluntary liquidation, dissolution or winding-up of the Company or upon any distribution of assets, whether voluntary or involuntary, holders of the convertible preferred stock would have a liquidation preference of $10 per share, plus accrued and unpaid dividends.


(5)    EMPLOYEE BENEFIT PLANS

Stock Options

The Company has adopted certain stock option plans to attract, retain and reward key employees. The plans are administered by a Committee appointed by the Board of Directors, which has the authority, among other things, to determine which officers, directors and key employees are awarded options pursuant to the plans and the terms and option exercise prices of the stock options. In addition, from time to time, the Board of Directors awards stock options outside the plans; no such awards occurred in fiscal years 1998 or 1997. Of the total number of shares authorized for stock options, options to purchase 2,631,636 shares are outstanding and 723,631 shares are available for future grants, including the 1,000,000 shares authorized by the Company's shareholders in June 1996.

Each qualified incentive stock option granted pursuant to the plans has an exercise price equal to the fair market value of the common stock at the date of grant, a ten-year term and typically a four-year vesting period. A non-qualified option granted pursuant to the plans may contain an exercise price that is below the fair market value of the common stock at the date of grant and/or may be immediately exercisable. The term of non-qualified options is usually five or ten years. The Company records expense related to certain non-qualified options and other stock-based compensation based on the difference between the fair market value of the stock at the date of award and the exercise price, if any, over the vesting period. There was no expense related to stock-based compensation awards recorded in the accounts during fiscal years 1998 and 1997. There was $61,000 of such expense recorded in fiscal year 1996.

The following table summarizes the Company's activity for all of its stock option awards:

                                                                    Weighted-
                                    Number of      Range of          Average
                                     Options    Exercise Prices   Exercise Price
                                   ----------   ---------------   --------------

      Balance, January 31, 1995     2,416,896     1.00 - 17.02         9.22

      Granted                         912,150     7.44 - 26.21        15.72
      Exercised                      (713,905)    1.00 - 16.91         9.50
      Canceled                       (197,363)    7.44 - 16.64        11.42
                                   ----------   ---------------   --------------
      Balance, January 31, 1996     2,417,778     1.04 - 26.21        11.41

      Granted                         473,500    13.00 - 29.64        18.72
      Exercised                      (142,455)    2.07 - 16.64        10.21
      Canceled                        (85,665)    9.54 - 29.64        18.41
                                   ----------   ---------------   --------------
      Balance, January 31, 1997     2,663,158     1.04 - 29.53        12.53

      Granted                         812,213     4.25 - 13.25         7.35
      Exercised                      (413,060)    1.04 - 11.64         1.91
      Canceled                       (430,675)    4.25 - 28.69        14.53
                                   ----------   ---------------   --------------
      Balance, January 31, 1998     2,631,636   $ 1.04 - 22.50       $ 7.81
                                   ==========   ===============   ==============


On May 7, 1997, the Board of Directors authorized a repricing program which allowed active current employees to elect to reprice all or some of their outstanding options to purchase common stock of Excalibur, granted under the 1989 and the 1995 Incentive Plans and ranging in exercise price from $5.50 to $29.53 per share, to $4.75, the closing price of Excalibur common stock on May 7, 1997. Options to purchase approximately 1,176,000 shares of common stock were repriced. Stock options that were already vested and repriced were not exercisable until November 8, 1997.

Options to purchase 1,530,918, 1,738,246 and 1,534,235 shares of the Company's common stock were vested and exercisable at January 31, 1998, 1997 and 1996, respectively, at weighted-average per share exercise prices of $8.89, $10.56 and $9.37, respectively.

The following table summarizes additional information about stock options outstanding at January 31, 1998:

                             Options Outstanding            Options Exercisable
                     ------------------------------------  ---------------------
                                  Weighted-
                                  Average      Weighted-              Weighted-
                                  Remaining     Average                Average
    Range of         Number of    Contractual  Exercise     Number     Exercise
 Exercise Prices      Options       Life         Price    Exercisable   Price
------------------  -----------   -----------  ---------  -----------  ---------
$ 1.04 to $ 4.63      319,223     7.41 years    $  3.54      200,847    $  2.93
$ 4.75              1,218,825     7.47             4.75      655,204       4.75
$ 4.88 to $10.38      488,325     7.94             8.16      127,499       7.44
$10.50 to $17.02      505,013     4.85            14.84      447,275      15.21
$20.56 to $22.50      100,250     8.11            21.53      100,093      21.53
 -----------------  -----------   -----------  ---------  -----------  ---------
                    2,631,636     7.07 years    $  7.81    1,530,918    $  8.89
                    ===========   ===========  =========  ===========  =========


The Company adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," effective for the Company's January 31, 1997 consolidated financial statements. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, compensation cost has been recognized for its stock plans based on the intrinsic value of the stock option at date of grant (i.e., the difference between the exercise price and the fair value of the Company's common stock).

Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans made in fiscal years 1998, 1997 and 1996 consistent with the method of SFAS No.123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below (amounts in thousands except per share data).

                                            1998      1997      1996
                                          --------  --------  --------
    Net loss, as reported ..............  $ 8,326   $ 7,173   $   884
    Pro forma compensation expense......    3,898     2,533     1,141
                                          --------  --------  --------
    Pro forma net loss..................  $12,224   $ 9,706   $ 2,025
                                          ========  ========  ========

    Basic and diluted net loss per share,
       as reported.......................  $ 0.64    $ 0.58    $ 0.08
    Basic and diluted net loss per share,
       pro forma........................     0.95      0.79      0.18

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for the grants that occurred in fiscal year 1998; no dividend yield, expected volatility of 65%, risk-free interest rates ranging from 5.7% to 6.5% and expected lives of five years. Grants that occurred in fiscal years 1997 and 1996 used the following assumptions; no dividend yield, expected volatility of 60%, a risk-free interest rate of approximately 6.5% and expected lives of four years. The weighted average fair value per share for stock option grants that were awarded in fiscal years 1998, 1997 and 1996 was $4.24, $9.76 and $7.17, respectively.

Employee Stock Purchase Plan

In June 1996, the Company's shareholders approved the adoption of a non-compensatory stock purchase plan for all active employees. Of the 250,000 shares of common stock that were reserved for issuance thereunder, 40,252 shares were purchased by employees in fiscal year 1998. The plan provides that participating employees may purchase common stock each plan quarter at a price equal to 85% of the closing price at the end of the quarterly period. Payment for the shares is made through authorized payroll deductions of up to 10% of eligible annual compensation.

Deferred Compensation

ConQuest entered into arrangements with certain of its officers, employees and independent consultants to defer a portion of their compensation. Deferred compensation of employees is restricted for use in the exercise of stock options. However, if an employee's options expire because the option terms lapse or because employment terminates, the employee may request cash redemption one year after expiration, with 90 days notice. During fiscal years 1998, 1997 and 1996, deferred compensation of $654,000, $99,000 and $45,000, respectively, was settled. The deferred consulting portion of the deferred compensation balance was settled in fiscal year 1998. Pursuant to the merger with ConQuest, deferred compensation of $88,000 was paid in cash in fiscal year 1996. Effective January 1, 1993, ConQuest revised the deferred compensation arrangements and discontinued the accrual of interest on deferred compensation balances for employees only. Accrued interest, which is included in the deferred compensation balances on the accompanying consolidated statements, was $11,000, $73,000 and $60,000 at January 31, 1998, 1997 and 1996, respectively.

Employee Savings Plan

The Company has an employee savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, participating eligible employees in the United States may defer up to 20 percent of their pre-tax salary, but not more than statutory limits. During fiscal year 1996, the Company made a discretionary contribution of $3,000 to the savings plan; no other such contributions were made for fiscal years 1998 or 1997. ConQuest had a similar plan established for the benefit of its employees that was merged into the Company's plan effective December 31, 1996.

(6)   INCOME TAXES

As the Company incurred pretax losses for the fiscal year periods presented herein, there are no income taxes provided in the accompanying statements of operations. At January 31, 1998, the Company had net operating loss carryforwards ("NOLs") of approximately $67,066,000 that expire at various dates beginning in fiscal year 1999 through fiscal year 2013. The realization of the benefits of the NOLs is dependent on sufficient taxable income in future fiscal years. Lack of future earnings, a change in the ownership of the Company, or the application of the alternative minimum tax rules could adversely affect the Company's ability to utilize the NOLs. Further, because there was a change in the ownership of ConQuest in fiscal year 1996, the Company's ability to utilize NOLs related to ConQuest's operations of approximately $3,233,000 may be limited. The Company's net deferred tax assets at January 31, 1998 and 1997 were as follows (in thousands):

                                                  1998              1997
                                                ---------         ---------
      Deferred tax assets
          Net operating loss carryforwards of
             Excalibur, not yet utilized        $ 24,256          $ 21,186
          Net operating loss carryforwards of
             ConQuest, not yet utilized            1,229             1,229
          Other                                      427             1,113
                                                ---------         ---------
             Total deferred tax assets            25,912            23,528
          Valuation reserve                      (25,819)          (23,464)
                                                ---------         ---------
                                                      93                64
                                                     (93)              (64)
      Deferred tax liabilities                  ---------         ---------
             Net deferred tax assets            $      -          $      -
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

(7)    COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company conducts its operations using leased office facilities. The leases terminate at various dates through fiscal year 2003. The Company also has operating leases for automobiles at its foreign subsidiary that are included in the figures below. Future minimum rental payments under non-cancelable operating leases as of January 31, 1998, net of sublease payments, are as follows (in thousands):

                         Year Ending
                         January 31,
                         -----------
                             1999           $  1,138
                             2000              1,009
                             2001                777
                             2002                463
                             2003                  8
                                           ----------
                                            $  3,395
                                           ==========

Total rental expense under operating leases, net of sublease income, was approximately $1,190,000, $1,070,000 and $870,000 in fiscal years 1998, 1997 and
1996, respectively.


Employment Agreements

In connection with the merger with ConQuest, the Company entered into employment agreements with four former officers of ConQuest. The employment agreements, which expired in July 1997, provided for minimum aggregate annual salary compensation of $548,000 plus incentive compensation.


(8)    RESTRUCTURING COSTS

The Company reorganized its sales force and made other changes to its overall organization in April 1997. In connection with these changes, the Company reduced its workforce by approximately 10% and recorded a restructuring charge of $577,000 in the first quarter of fiscal year 1998. The charge primarily consisted of severance pay and medical and other severance benefits for nineteen terminated employees in sales, development, marketing and administrative functions. All payments associated with the restructuring charge were paid prior to the end of fiscal year 1998.

In fiscal year 1996, the Company completed an assessment of its personnel and facilities requirements and finalized a corporate restructuring and relocation plan. This plan included the relocation of the Company's corporate headquarters from San Diego, California to Northern Virginia and the consolidation of the product development and related customer support teams into two facilities. The relocation was made to move corporate management closer to the Company's major domestic and European customers and to better organize the technical staff to support major product development initiatives. Consequently, the Company recorded a restructuring charge of $653,000 in fiscal year 1996. This charge consisted of severance payments to terminated employees, including a balance payable to the Company's former Chief Executive Officer under an employment agreement and lease abandonment costs. A substantial amount of the balance accrued at January 31, 1996, was paid during fiscal year 1997, the remaining balance was paid prior to the end of fiscal year 1998.


(9)    OPERATIONS BY GEOGRAPHIC AREA

The major portion of the Company's sales to overseas customers during the three most recent fiscal years was made by the Company's foreign subsidiary, ETIL, which was established in the United Kingdom during fiscal year 1993. The following table presents information about the Company's operations by geographical area (in thousands):

                                         Fiscal Years Ended January 31,
                                       ---------------------------------
                                          1998        1997        1996
                                       ---------   ---------   ---------
Sales to unaffiliated customers:
  North American operations            $ 14,579    $ 14,319    $ 15,124
  ETIL                                    7,838       5,940       3,551
                                       ---------   ---------   ---------
                                       $ 22,417    $ 20,259    $ 18,675
                                       =========   =========   =========

Net loss:
  North American operations            $ (8,165)   $ (7,054)   $   (597)
  ETIL                                     (161)       (119)       (287)
                                       ---------   ---------   ---------
                                       $ (8,326)   $ (7,173)   $   (884)
                                       =========   =========   =========

Identifiable assets:
  North American operations            $ 13,639    $ 21,942    $ 20,528
  ETIL                                    6,406       4,205       2,518
                                       ---------   ---------   ---------
                                       $ 20,045    $ 26,147    $ 23,046
                                       =========   =========   =========

(10)   OTHER FINANCIAL DATA

a) Equipment and leasehold improvements at January 31, 1998 and 1997 consist of the following (in thousands):

                                                 1998       1997
                                                ------     ------
Computer equipment                              $6,297     $5,693
Office furniture                                 1,220      1,118
Leasehold improvements                             364        307
                                                ------     ------
                                                 7,881      7,118

Less accumulated depreciation                    5,614      4,179
                                                ------     ------
                                                $2,267     $2,939
                                                ======     ======


b) Accrued liabilities at January 31, 1998 and 1997 consist of the following (in thousands):

                                                 1998       1997
                                                ------     ------
Accrued compensation                            $1,292     $1,503
Accrued taxes                                      171        199
Accrued restructuring costs                         --         41
Other                                              423        567
                                                ------     ------
                                                $1,886     $2,310
                                                ======     ======


c) The Company paid legal fees and expenses totaling approximately $221,000 and $361,000 in fiscal years 1997 and 1996 respectively to a law firm in which a former director of the Company was a partner. No such fees were paid in fiscal year 1998.

d) Revenues  derived from  contracts  and orders  issued by agencies of the U.S.
Government   were   approximately   $5,379,000,   $6,004,000   and   $4,255,000,
respectively, in the fiscal years ended January 31, 1998, 1997 and 1996. These revenues, expressed as a percentage of total revenues for the fiscal year, were approximately 24%, 30% and 23%, respectively. No single customer accounted for 10% or more of the Company's revenue in the fiscal years ended January 31, 1998, 1997 and 1996.


(11)  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1997, SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" were issued and are effective for the fiscal year ending January 31, 1999. The Company is evaluating these statements to determine the impact on its reporting and disclosure requirements.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Excalibur Technologies Corporation:

    We have audited in accordance with generally accepted auditing standards, the financial statements of Excalibur Technologies Corporation included in this Form 10-K and have issued our report thereon dated February 27, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                /s/ARTHUR ANDERSEN LLP


Washington, D.C.,
February 27, 1998

SCHEDULE II



                      EXCALIBUR TECHNOLOGIES CORPORATION
                               AND SUBSIDIARIES
                      VALUATION AND QUALIFYING ACCOUNTS

            FOR FISCAL YEARS ENDED JANUARY 31, 1998, 1997 AND 1996
            ------------------------------------------------------

                                                            Translation
                        Balance at  Additions   Deductions  Adjustment  Balance
                        Beginning    Charged       From       During    at End
Description              of Year    to Expense   Reserves   the Period  of Year
------------             -------    ----------   --------   ----------  -------
1998
----
Deducted from
accounts receivable:
  For doubtful accounts   $367,000  $250,000   $ 93,000 (a)   $ 3,000   $527,000

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

                                     EXCALIBUR TECHNOLOGIES CORPORATION


                                     By:  /s/Patrick C. Condo
                                          -------------------
                                          Patrick C. Condo
                                          President and Chief Executive Officer
Date:  April 22, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                        Title                           Date
     ---------                        -----                           ----

/s/Patrick C. Condo          President, Chief Executive           April 22, 1998
---------------------        Officer and Director                 --------------
Patrick C. Condo             (Principal Executive Officer)

/s/Donald R. Keough                                               April 23, 1998
----------------------       Chairman of the Board                --------------
Donald R. Keough

/s/James H. Buchanan         Chief Financial Officer              April 22, 1998
---------------------        Secretary and Treasurer (Principal   --------------
James H. Buchanan            Financial and Accounting Officer)

/s/Richard M. Crooks, Jr.                                         April 13, 1998
-------------------------    Director                             --------------
Richard M. Crooks, Jr.

/s/John S. Hendricks                                              April 15, 1998
---------------------        Director                             --------------
John S. Hendricks

/s/W. Frank King III                                              April 22, 1998
---------------------        Director                             --------------
W. Frank King III

/s/John G. McMillian                                              April 23, 1998
---------------------        Director                             --------------
John G. McMillian

/s/Philip J. O'Reilly                                             April 13, 1998
---------------------        Director                             --------------
Philip J. O'Reilly

/s/Shaun C. Viguerie                                              April 16, 1998
---------------------        Director                             --------------
Shaun C. Viguerie