Form 10-Q
period 1998-04-30
EXCALIBUR TECHNOLOGIES CORP
filed 1998-06-15
CIK 316222

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-Q

                            (Mark One)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended April 30, 1998

                                OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ____________ to ____________

                   Commission File Number 0-9747


                EXCALIBUR TECHNOLOGIES CORPORATION
      (Exact name of registrant as specified in its charter)



                     Delaware                          85-0278207
         (State or other jurisdiction of            (I.R.S.Employer
         incorporation or organization)            Identification No.)

          1921 Gallows Road, Suite 200, Vienna, Virginia    22182
              (Address of principal executive offices)   (Zip Code)


     Registrant's telephone number, including area code: (703)761-3700



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes |X| No __

As of June 5, 1998, 13,268,833 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

              EXCALIBUR TECHNOLOGIES CORPORATION

                  QUARTERLY REPORT ON FORM 10-Q
             FOR THE QUARTER ENDED APRIL 30, 1998

                       TABLE OF CONTENTS


                PART I .  FINANCIAL INFORMATION


Item 1.  Financial Statements:                                 Page

         Consolidated Balance Sheets
         April 30, 1998 and January 31, 1998.................... 3

         Consolidated Statements of Operations
         Three month periods ended April 30, 1998 and 1997...... 4

         Consolidated  Statements  of Cash Flows
         Three month periods ended April 30, 1998 and 1997...... 5

         Notes to Consolidated Financial Statements............. 6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................... 10



                    PART II. OTHER INFORMATION

Items 1. - 6................................................... 19


Signatures..................................................... 20

                       EXCALIBUR TECHNOLOGIES CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                       April 30,    January 31,
                ASSETS                                    1998         1998
                                                       (unaudited)
                                                         --------     --------
Current Assets:
   Cash and cash equivalents ........................    $  4,837     $  4,939
   U.S. government securities, at cost ..............        --          1,496
   Accounts receivable, net of allowance for doubtful
      accounts of $656 and $527,respectively ........       7,790        9,189
   Prepaid expenses and other .......................       1,774        1,071
                                                         --------     --------
       Total current assets .........................      14,401       16,695

Equipment and leasehold improvements, net
   of accumulated depreciation of
   $5,659 and $5,614, respectively ..................       2,233        2,267
Other assets ........................................       1,034        1,083
                                                         --------     --------
                                                         $ 17,668     $ 20,045
                                                         ========     ========
   LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable .................................    $  2,071     $  2,106
   Accrued expenses .................................       1,609        1,886
   Deferred revenues ................................       2,714        2,708
   Deferred compensation ............................         247          247
                                                         --------     --------
       Total current liabilities ....................       6,641        6,947
                                                         --------     --------
Shareholders' Equity:
   5% Cumulative convertible preferred stock,
      $0.01 par value, preference in liquidation
      $10 per share, 1,000 shares authorized
      27 shares issued and outstanding ..............         317          271
   Common stock, $0.01 par value, 40,000 Shares
      authorized; 13,256 and 13,179 Shares
      issued and outstanding, respectively ..........         133          132
   Additional paid-in capital .......................      65,026       64,714
   Accumulated deficit ..............................     (54,335)     (51,945)
   Cumulative translation adjustment ................        (114)         (74)
                                                         --------     --------
       Total shareholders' equity ...................      11,027       13,098
                                                         --------     --------
                                                         $ 17,668     $ 20,045
                                                         ========     ========

     The accompanying notes to the consolidated financial statements are an integral part of these consolidated balance sheets.

                  EXCALIBUR TECHNOLOGIES CORPORATION

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (unaudited)
                 (in thousands, except per share data)

                                              Three Months Ended
                                                   April 30,
                                               1998         1997
                                             --------     --------
REVENUES:
  Software ..............................    $  3,731     $  2,259
  Maintenance ...........................       1,324        1,194
                                             --------     --------
                                                5,055        3,453
                                             --------     --------
EXPENSES:
  Sales and marketing ...................       3,228        3,592
  Research and product development.......       1,898        1,701
  General and administrative ............       1,223        1,102
  Cost of software revenues .............         681          752
  Cost of maintenance revenues ..........         314          301
   Restructuring costs ..................        --            577
                                             --------     --------
                                                7,344        8,025
                                             --------     --------

Operating loss ..........................      (2,289)      (4,572)

OTHER INCOME / (EXPENSES):
  Interest income, net ..................          62          118
  Equity in net loss of affiliate .......        (117)        (103)
                                             --------     --------
Net loss ................................      (2,344)      (4,557)

Dividends on preferred stock ............           3            3
                                             ========     ========

Net loss applicable to common stock......    $ (2,347)    $ (4,560)
                                             ========     ========
Basic and diluted
  net loss per common share .............    $  (0.18)    $  (0.36)
                                             ========     ========
Weighted-average number of
  common shares outstanding .............      13,219       12,520
                                             ========     ========

     The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

                       EXCALIBUR TECHNOLOGIES CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)
                                                     For the Three Months Ended
                                                               April 30,
                                                            1998        1997
                                                          --------    --------
Cash Flows from Operating Activities:
   Net loss ..........................................    $(2,344)    $(4,557)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
       Depreciation and amortization .................        370         399
       Equity in net loss of affiliate ...............        117         103
   Changes in operating assets and liabilities:
       Accounts receivable, net ......................      1,505       1,968
       Prepaid expenses and other ....................       (689)        347
       Accounts payable and accrued expenses .........       (335)       (576)
       Deferred revenues .............................        (31)       (121)
                                                          -------     -------
   Net cash used in operating activities .............     (1,407)     (2,437)
                                                          -------     -------
Cash Flows from Investing Activities:
   Purchase of investments ...........................         --      (3,474)
   Proceeds from maturities of investments ...........      1,496       6,422
   Loan to affiliate .................................        (96)         --
   Purchases of equipment and leasehold improvements..       (306)       (215)
                                                          -------     -------
   Net cash provided by investing activities .........      1,094       2,733
                                                          -------     -------
Cash Flows from Financing Activities:
   Proceeds from the issuance of common stock ........        312         107
   Repayment of notes payable ........................         --         (25)
                                                          -------     -------
   Net cash provided by financing activities .........        312          82
                                                          -------     -------
The Effect of Exchange Rate Changes on Cash ..........       (101)        (49)
                                                          -------     -------
Net Increase (Decrease) in Cash and Cash Equivalents..       (102)        329

Cash and Cash Equivalents, beginning of period .......      4,939       2,685
                                                          -------     -------
Cash and Cash Equivalents, end of period .............    $ 4,837     $ 3,014
                                                          =======     =======

Supplemental Disclosures of Noncash Investing
   and Financing Activities:
    Use of deferred compensation to purchase
    common stock .....................................    $    --     $   394
                                                          =======     =======

     The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

                EXCALIBUR TECHNOLOGIES CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          April 30, 1998


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

The Company incurred a net loss of $2,344,000 in the three months ended April 30, 1998, and incurred net losses that totaled $16,383,000 over the last three complete fiscal years. The accumulated deficit of the Company at April 30, 1998 was $54,335,000. The Company's operations are subject to certain risks and uncertainties including, among others, the dependence upon the timing of the closing of large software licenses; actual and potential competition by entities with greater financial resources, experience and market presence than the Company; rapid technological changes; the success of the Company's product marketing and product distribution strategies; the risks associated with acquisitions and international expansion; the need to manage growth; the need to retain key personnel and protect intellectual property; and the availability of additional capital financing on terms acceptable to the Company.


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

These consolidated financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998. In the opinion of management, the comparative and consolidated financial statements for the fiscal periods presented herein include all adjustments that are normal and recurring which are necessary for a fair statement of the results for the interim periods. The results of operations for the three months ended April 30, 1998 are not necessarily indicative of the results for the entire fiscal year ending January 31, 1999.


Revenue Recognition

Revenues from the sale of computer software licenses are recognized upon shipment of product provided that the fee is fixed and determinable, persuasive evidence of an agreement exists and collection of the resulting receivable is considered probable. Revenues related to agreements with customers that contain future performance requirements are recognized when the performance requirements are satisfied. Revenues related to customer support agreements are deferred and recognized ratably over the terms of the respective agreements, which are usually one year in length.

The American Institute of Certified Public Accountants has issued Statement of Position 97-2, "Software Revenue Recognition," ("SOP 97-2") that supersedes Statement of Position 91-1. The Company has implemented SOP 97-2 and it has not had a material financial impact on the Company.


Research and Development Costs

No product development costs were capitalized, and there were no capitalized costs not yet amortized, during the three month periods ended April 30, 1998 and 1997.


Cash, Cash Equivalents and Marketable Securities

For purposes of the balance sheets and statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of funds deposited in money market accounts. U.S. government securities are considered investments and are excluded from cash equivalents regardless of their maturities. Under the Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting For Certain Investments in Debt and Equity Securities," the Company considers its marketable securities as held-to-maturity securities. Accordingly, marketable securities, consisting entirely of U.S. government securities, are carried at cost, adjusted for premium and discount amortization. At April 30, 1998 there were no marketable securities held. At January 31, 1998, the aggregate fair value of the securities based upon quoted market prices was $1,497,000.

Net Loss Per Common Share

In February 1997, the Financial Accounting Standards Board, ("FASB") issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. The financial statements presented have been prepared in accordance with SFAS No. 128. SFAS No. 128 requires dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share includes the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Stock options, warrants to purchase common stock and cumulative convertible preferred stock were excluded from the computation of diluted loss per share as their effect would be anti-dilutive. As a result, the basic and diluted loss per share amounts are identical.


Translation of Foreign Financial Statements

Assets and liabilities of foreign operations are translated at the period-end rate of exchange. Statements of operations are translated at the average rates of exchange during the period. Gains or losses from translating foreign currency financial statements are accumulated in a separate component of shareholders' equity.


(3)   INVESTMENT IN AFFILIATE

In July 1996, the Company authorized the use of its name by Excalibur Technologies N.V. ("ETNV"), a Belgian company incorporated in June 1996 for the purpose of selling and marketing the Company's products and services within a large territory including most of Northern Europe and Italy. The Company granted to ETNV an exclusive license to distribute certain of the Company's products to other authorized resellers and customers in the territory for approximately five
(5) years. The Company contributed approximately $488,000 in cash to ETNV in order to purchase 13.2% of ETNV's voting capital stock. In connection with the organization of ETNV, the Company also issued warrants to purchase 148,500 shares of the Company's common stock to certain shareholders of ETNV. The warrants are exercisable at a price of $22.00 per share for seven years, but only if ETNV achieves certain financial objectives.

The Company's investment in ETNV is accounted for using the equity method. The investment exceeded the Company's share of the underlying net assets of ETNV by approximately $827,000, including $758,000 attributable to the value of the warrants discussed in the preceding paragraph. The excess is being amortized over a five-year period.

The amortization of the excess, as well as the Company's share of ETNV's net loss for the current fiscal quarter and the elimination of the Company's share of gross profit included in ETNV's prepaid license fees at April 30, 1998 and April 30, 1997, is included in equity in net loss of affiliate in the accompanying consolidated statement of operations for the three months ended April 30, 1998 and April 30, 1997. At April 30, 1998, the balance of advances and the investment, included in other assets in the accompanying balance sheets net of accumulated amortization and the Company's share of the net loss of ETNV, was $523,000. At January 31, 1998, the balance of advances and the investment, included in other assets in the accompanying balance sheets net of accumulated amortization and the Company's share of the net loss of ETNV, was $544,000.

For the three months ended April 30, 1998, the Company recorded total revenues of $330,000 related to the software license with ETNV. No revenue was recognized for the comparable period in the prior fiscal year.

In the first quarter of the current fiscal year, the Company amended the Master Distribution Agreement (the "Agreement") between the Company and ETNV. The parties agreed to amend certain sections, affecting the structure and timing of ETNV's minimum license fee payments. The Company does not expect that the terms of the amendment will have a material effect on its financial results.


(4)   ISSUANCES OF COMMON STOCK

During the first quarter of the current fiscal year, the Company issued approximately 72,000 shares of common stock upon the exercise of options ranging in price from $2.07 to $5.88 per share, resulting in total cash proceeds to the Company of approximately $261,000. In addition, the Company issued approximately 4,700 shares of common stock to participants of the employee stock purchase plan. The exercise of stock options provided total cash proceeds of approximately $60,000 in the first quarter of last fiscal year.


(5)   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130"), during the first quarter of fiscal 1999. SFAS 130 requires companies to report as comprehensive income all changes in equity during a period, except those resulting from investments and distributions to owners, in financial statements for the period in which they are recognized. Included within accumulated other comprehensive income are the cumulative amounts for foreign currency translation adjustments. The foreign currency translation adjustment was $(40,000) and $(16,000) for the three months ended April 30, 1998 and April 30, 1997, respectively. The Company's comprehensive income for the three months in the period ending April 30, 1998 and 1997 was $(2,384,000) and $(4,573,000), respectively.

In 1997, SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" was issued and is effective for the fiscal year ending January 31, 1999 year-end reporting. The Company is evaluating this statement to determine the impact on its reporting and disclosure requirements.


(6)   SUBSEQUENT EVENTS

On May 15, 1998, the Company completed a private placement of 325,000 shares (the "Shares") of its common stock to an unaffiliated financial institution. The Company sold the shares at a purchase price of $10.00 per share, resulting in proceeds to the Company of $3,250,000. The transaction was placed directly by the Company. The Company plans to use the proceeds to finance ongoing operations and for general corporate purposes. Subsequent to May 15, 1999, the investor in the private placement has the right to cause the Company to file a registration statement under the Securities Act of 1933 covering the Shares. The Shares were sold pursuant to an exemption from the registration requirements of the Securities Act of 1933.

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

The Company analyzes its business based on these two business segments. Text knowledge retrieval products include the RetrievalWare family of products and EFS. Visual products include Visual RetrievalWare, VAE and the suite of video applications to be released later in the current fiscal year.

The following chart represents revenues and expenses (in thousands of dollars) attributable to the text and visual businesses for the three months ending April 30, 1998 and 1997. Expenses for each business consist of expenses directly attributable to the business unit and allocated expenses and exclude restructuring costs, merger costs and acquired in-process research and development costs.


                               Text Business         Visual Business
                             ------------------     ------------------
                             Three months ended     Three months ended
                                  April 30,              April 30,
                                1998     1997         1998      1997
                             ------------------     ------------------
     Total Revenue             $4,861   $3,411      $   194   $    42
     Operating Expenses         5,881    6,261        1,463     1,187
                             ------------------     ------------------
     Operating Income (Loss)  $(1,020) $(2,850)     $(1,269)  $(1,145)
                             ==================     ==================

The Company believes that in addition to other competitive advantages, it holds a competitive advantage in that the Company's products accommodate the indexing and retrieval of multiple data types. The Company expects that over time, if video becomes a more common data type, these two markets may merge.

The Company reorganized its sales force and made other changes to the overall organization at the end of the first quarter of fiscal year 1998. In connection with these changes, the Company reduced its workforce by approximately 10% and recorded a restructuring charge of $577,000 in the first quarter. The charge consisted of severance pay and benefits for terminated employees. All payments associated with the restructuring charge have been paid.


Results of Operations

Total revenues for the first fiscal quarter ended April 30, 1998 were $5,055,000, a 46% increase over total revenues of $3,453,000 reported for the same quarter last fiscal year. The Company incurred a net loss for the quarter ended April 30, 1998 of $2,344,000, or $0.18 per common share, compared to a net loss of $4,557,000, or $0.36 per common share, for the first quarter last fiscal year.

Total expenses for the Company were $7,344,000 in the first quarter, which represented an 8% decrease from total expenses of $8,025,000 in the first quarter last fiscal year. Total expenses for the first quarter in the prior fiscal year included the restructuring charge of $577,000. Excluding the restructuring charge, expenses in the first quarter of the current fiscal year decreased approximately 1% from the first quarter in the prior fiscal year.

The chart that follows summarizes the components of revenues and the categories of expenses, including the amounts expressed as a percentage of total revenues, for the three month periods ended April 30, 1998 and 1997, and the percentage change in the amounts between fiscal quarters (dollars in thousands).

                            Components of Revenue and Expenses     Increase
                               Three Months Ended April 30,       (Decrease)
                                  1998               1997
                                $       %          $       %          %
                             ---------------     --------------    --------
   Revenues:
     RetrievalWare            $3,434    68 %     $1,835    53 %       87 %
     EFS                         112     2          403    12        (72)
     Visual Products Group       185     4           21     1        781
                             ---------------     --------------    --------
   Total Software              3,731    74        2,259    65         65
   Maintenance                 1,324    26        1,194    35         11
                             ---------------     --------------    --------
       Total revenues         $5,055   100 %     $3,453   100 %       46 %
                             ---------------     --------------    --------

   Expenses:
     Sales and marketing      $3,228    64 %     $3,592   104 %      (10)
     Research and product
        development            1,898    38        1,701    49         12
     General and
        administrative         1,223    24        1,102    32         11
     Costs of sales              995    20        1,053    30         (6)
     Restructure costs            --    --          577    --         --
 -------------------------   ---------------     --------------    --------
       Total expenses         $7,344   145 %     $8,025   232 %       (8)%
 -------------------------   ---------------     --------------    --------

While overall first quarter revenues increased 46% over the first quarter last year, software product revenue increased 65%. The Company attributes revenue increases to a combination of factors including increasing revenue from pilot-to-enterprise accounts; expanded sales into the online services market, and new customers in the growing market for highly accurate and scalable search and retrieval systems. Product revenue from the Company's flagship product Excalibur RetrievalWare increased 87% in the current quarter to $3,434,000 from $1,835,000 in the comparable quarter last fiscal year. RetrievalWare sales were 92% of software revenue in the current quarter compared to 81% in the first quarter last year. The Company's transition to the Excalibur RetrievalWare product line and the introduction of RetrievalWare Fileroom during the last fiscal year resulted in the continued downward trend of EFS software product revenue. EFS software revenue was 3% of total software product revenue in the first quarter of the current fiscal year compared to 18% in the same period last year. Software revenue from the Visual Products Group of $185,000 in the current quarter represented 5% of software product revenue compared to 1% in the same period last year. The Company did not recognize any revenue in the first quarter of the current year from the VAE product or video applications which will be released later this year. Expansion of the Excalibur RetrievalWare customer base resulted in an 11% increase in maintenance revenues to $1,324,000 in the first quarter this year from $1,194,000 in the first quarter last year. Revenue results in the first quarter of this year were primarily a result of the efforts of a direct sales force.

Software revenues for the current quarter included revenue from several customers who started out as either pilot or departmental installations and converted to enterprise-wide implementations. Most notably was the ICI Group, one of the world's largest chemical companies, which expanded the use of RetrievalWare to form the basis for a corporate initiative into knowledge management on a worldwide basis.

A second key area of revenue growth in the quarter, as well as a significant opportunity for increased sales in the future, was the online services market. LEGI-SLATE, an expert legislative and regulatory intelligence service and wholly-owned subsidiary of The Washington Post Company, selected RetrievalWare to enhance its online service that provides clients with in-depth, real-time analysis of recent legislative and political developments. Other online providers who executed new or expanded licensing agreements in the first quarter included Gazette Newspapers, Federal Filings, Laser Tech and Aspen Systems.

A third key area contributing to revenue growth was new customers in the growing market for highly accurate and scalable search and retrieval systems. In the first quarter, Excalibur was chosen as the key retrieval technology by multi-national corporate customers including Hoffmann-La Roche, Xerox and the Capital Group. In addition to these corporate customers, the Company continued to expand its government market presence both in the U.S. and abroad. This included new installations supporting the U.S. Army, Navy, Air Force and intelligence community, along with new installs for several state and local government entities. Overall, Excalibur North American sales increased 28% over the same period a year ago and represented 67% of total revenue in the quarter.

The Company continued its overseas expansion with new customer agreements and significant customer upgrades throughout Europe and South America. In the U.K. and France, notable agreements in addition to ICI, were David Lloyds, Yorkshire Water, and Sesin. Total revenue from international sales increased 109% compared to the same period a year ago and represented 33% of total revenue in the quarter. International software revenue increased 128% in the first quarter from the comparable period last year.

Sales and marketing costs decreased 10% in the quarter, to $3,228,000 in the current year compared to $3,592,000 last year. Salaries, benefits, travel and other employee related costs were reduced as a result of the restructuring in the first quarter of fiscal year 1998. Telephone and other office expenses also declined as a result of the lower head count. The Company employed 64 people in the sales and marketing areas at April 30, 1998 compared to 71 at April 30, 1997. Marketing program expenses declined 13% due to reduced public relations and international marketing expenditures.

Research and product development costs increased 12% to $1,898,000 in the first quarter of the current fiscal year compared with $1,701,000 last year due to increased investment in both Text and Visual research and development as the Company prepares to release RetrievalWare version 6.6 and new visual products. Text expenses increased 14%, primarily due to increases in salaries, as headcount in the Text department increased to 44 at April 30, 1998 from 40 at April 30, 1997. Visual expenses increased 10% in the first quarter of the current year compared to the same period last year. The increase in Visual expenses was due to the use of consultants as the Company prepares to release its new visual products.

General and administrative expenses increased 11% in the current quarter to $1,223,000 from $1,102,000 in the comparable quarter last year. The increase in general and administrative expenses in absolute dollars was due in part to an increase in the amount taken as reserve for bad debt. Consulting, equipment and depreciation costs increased between quarters due to corporate network communications and database upgrades. General and administrative expenses as a percentage of total revenue decreased to 24% in the first quarter of this year from 32% last year.

Costs of sales decreased by 6% between quarters to $995,000 in the current year from $1,053,000 last year. Electronic media, documentation and shipping costs were higher in the first quarter last year due to the release of Excalibur RetrievalWare 6.0 and an updated version of the Excalibur EFS product.
Subcontracted training and related expenses were also reduced in the current quarter.

In the first quarter of fiscal year 1998, the Company implemented changes to its organization by reorganizing its sales force and forming a new business unit, the Visual Business Group. In connection with these changes the Company committed to a reduction of its workforce by approximately 10% and recorded a restructuring charge of $577,000. The charge primarily consists of severance pay for terminated employees. All cost associated with the restructuring have been paid.

Net interest income declined to $62,000 in the current quarter from $118,000 in the comparable quarter last year due to a decrease in the level of investment securities held. The Company's equity in the loss of its affiliate, ETNV, was $117,000 in the first quarter of the current year compared to $103,000 in the first quarter last year.

Liquidity and Capital Resources

In the three months ended April 30, 1998, the Company's combined balance of cash, cash equivalents and investments in marketable securities decreased by $1,598,000 to $4,837,000 as summarized below (in thousands). At January 31, 1998, investments in marketable securities consisted of U.S. Treasury Bills with maturities of less than one year.

                                 April 30,   January 31,
                                   1998         1998       Change
                                  -------     --------    ---------
    Cash and cash equivalents     $ 4,837     $ 4,939     $  (102)
    Investments..............        --         1,496      (1,496)
                                  -------     -------     --------
                    Total         $ 4,837     $ 6,435     $(1,598)
                                  =======     =======     ========


During the three months ended April 30, 1998, cash of $1,407,000 used to fund operating activities was less than the net loss of $2,344,000 due primarily to a significant reduction in the level of accounts receivable. The balance of accounts receivable declined by $1,505,000. Other non-cash charges offsetting cash used in operations were depreciation and amortization of $370,000 and the Company's share of the net loss of ETNV and amortization of the excess of the Company's investment over the underlying net book value of ETNV totaling $117,000. Increased prepaid expenses and reductions in accounts payable used $1,024,000.

For the quarter ended April 30, 1998, net cash of $1,496,000 was provided from the maturity of Treasury Bills. Purchases of equipment and leasehold improvements used $306,000. Cash of $312,000 was provided from the exercise of employee stock options and issuances of stock under the employee stock purchase plan.

Despite the reduction in the balance of accounts receivable during the quarter, the number of days sales outstanding ("DSO") at April 30, 1998 increased from January 31, 1998. This can be attributed to the large amount of revenue generated near the end of the quarter. Management believes that the allowance for doubtful accounts of $656,000 at April 30, 1998 is adequate.


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

Primarily due to large operating losses incurred by the Company, its balance of cash, cash equivalents and investments has declined substantially since the proceeds of approximately $8,388,000 from a private placement in March 1996 were received. As a result, subsequent to the end of the first quarter this year as described in Note 6 of the Consolidated Financial Statements, the Company completed a private placement sale of 325,000 shares of common stock for $10 per share, resulting in proceeds of $3,250,000.

Various factors, including those discussed above, have somewhat inhibited the overall revenue growth that management had expected in the prior fiscal year. As a result, near the end of the first quarter of fiscal year 1998, the short-term revenue expectations of management were moderated and planned expenditures were reduced. As discussed previously, the Company reduced its workforce by approximately 10% from the number of employees at April 30, 1997. In addition, the Company postponed certain long-range programs and curtailed other expenses in order to achieve an overall reduction in expenditures. Marketing efforts were focused on the increase of current year revenues. The Company made other organizational changes in order to sharpen the focus of product development and business development efforts on selected video applications of the Excalibur Visual RetrievalWare technology.

Management believes that the changes and initiatives discussed above and the investments of time and money in the training of the sales force, improved sales productivity and the overall financial performance of the Company since inception of such changes. Quarterly revenues increased steadily throughout fiscal year 1998 and first quarter revenues in the current fiscal year increased 46% from the first quarter of fiscal year 1998. The level of quarterly costs and expenses was reduced and have remained relatively flat over the past few quarters. However, some increases in expenses are expected as revenues increase and the Company begins to ship new video products later this year. Including the receipt of $3,250,000 in proceeds from the private placement on May 15, 1998, the current balance of cash, cash equivalents and investments is expected to be sufficient to fund the Company's current projected cash needs for the current fiscal year. Historically, the Company has used primarily cash provided by sales of its common stock to fund its operating losses. If the actions taken by management are not effective in achieving profitable operating results, the Company may be required to pursue additional external sources of financing in the future to support its operations and capital requirements. There can be no assurances that external sources of financing will be available if required, or that such financing will be available on terms acceptable to the Company.

As of January 31, 1998, the Company had significant net operating loss carryforwards ("NOLs") of approximately $68 million. The deferred tax assets representing the benefits of the NOLs have been offset completely by a valuation allowance due to the Company's lack of an earnings history. The Company incurred a net loss of $2,344,000 for the quarter ended April 30, 1998 and has incurred cumulative losses of approximately $16,383,000 over the last three fiscal years. The accumulated deficit of the Company at April 30, 1998 was $54,335,000. The realization of the benefits of the NOLs is dependent on sufficient taxable income in future fiscal years. Lack of future earnings, or a change in the ownership of the Company, could adversely affect the Company's ability to utilize the NOLs. Further, because there was a change in the ownership of ConQuest in fiscal year 1996, the Company's ability to utilize NOLs relating to ConQuest of approximately $3,233,000 may be limited. Despite the NOL carryforwards, the Company may have income tax liability in future years due to the application of the alternative minimum tax rules of the Internal Revenue Code.

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


New Accounting Pronouncements

In 1997, SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" was issued and is effective for the fiscal year ending January 31, 1999 year-end reporting. The Company is evaluating this statement to determine the impact on its reporting and disclosure requirements.

The American Institute of Certified Public Accountants has issued Statement of Position 97-2, "Software Revenue Recognition," ("SOP 97-2") that supersedes Statement of Position 91-1. SOP 97-2, "Software Revenue Recognition," is effective for revenue transactions entered into by the Company in its fiscal year ending January 31, 1999. The Company has implemented SOP 97-2 and it has not had a material financial impact on the Company.

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

                       EXCALIBUR TECHNOLOGIES CORPORATION



June 12, 1998                  By: /s/ Patrick C. Condo
                                   --------------------
                               Patrick C. Condo
                               President and Chief Executive Officer
                               (Principal Executive Officer)


June 12, 1998                  By: /s/ James H. Buchanan
                                   ---------------------
                               James H. Buchanan
                               Chief Financial Officer
                               (Principal Financial and Accounting Officer)