Form 10-Q
period 1998-07-31
EXCALIBUR TECHNOLOGIES CORP
filed 1998-09-14
CIK 316222

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-Q

                            (Mark One)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended July 31, 1998

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes |X| No __

As of September 3, 1998, 13,610,702 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

              EXCALIBUR TECHNOLOGIES CORPORATION

                  QUARTERLY REPORT ON FORM 10-Q
              FOR THE QUARTER ENDED JULY 31, 1998

                       TABLE OF CONTENTS


                PART I .  FINANCIAL INFORMATION


Item 1.  Financial Statements:                                        Page

         Consolidated Balance Sheets
         July 31, 1998 and January 31, 1998............................ 3

         Consolidated Statements of Operations
         Three and six month periods ended July 31, 1998 and 1997...... 4

         Consolidated  Statements of Cash Flows
         Six month periods ended July 31, 1998 and 1997................ 5

         Notes to Consolidated Financial Statements.................... 6

Item 2.  Management's   Discussion   and   Analysis  of   Financial
         Condition and Results of Operations.......................... 10



                    PART II. OTHER INFORMATION

Items 1. - 6.......................................................... 20


Signatures............................................................ 22

                EXCALIBUR TECHNOLOGIES CORPORATION

                    CONSOLIDATED BALANCE SHEETS
               (in thousands, except per share data)

                  ASSETS                                  July 31,   January 31,
                                                            1998         1998
                                                         (unaudited)
                                                          ----------  ----------
Current Assets:
     Cash and cash equivalents .........................   $  6,476    $  4,939
     U.S. government securities, at cost ...............        987       1,496
     Accounts receivable, net of
        allowance for doubtful accounts
        of $651 and $527, respectively .................      7,596       9,189
     Prepaid expenses and other ........................      1,626       1,071
                                                           --------    --------
         Total current assets ..........................     16,685      16,695

  Equipment and leasehold improvements,
     net of accumulated depreciation of
     $6,287 and $5,614,respectively ....................      2,170       2,267
  Other assets .........................................        924       1,083
                                                           --------    --------
                                                           $ 19,779    $ 20,045
                                                           ========    ========
     LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities:
     Accounts payable ..................................   $  2,224    $  2,106
     Accrued expenses ..................................      1,459       1,886
     Deferred revenues .................................      2,652       2,708
     Deferred compensation .............................        247         247
                                                           --------    --------
         Total current liabilities .....................      6,582       6,947
                                                           --------    --------

  Shareholders' Equity:
     5% Cumulative convertible preferred
        stock, $0.01 par value, preference in
        liquidation $10 per share, 1,000 shares
        authorized; 27 shares issued and outstanding ...        321         271
     Common stock, par value $0.01, 40,000 shares
        authorized; 13,606 and 13,179 shares issued
        and outstanding, respectively ..................        136         132
     Additional paid-in capital ........................     68,424      64,714
     Accumulated deficit ...............................    (55,610)    (51,945)
     Cumulative translation adjustment .................        (74)        (74)
                                                           --------    --------
         Total shareholders' equity ....................     13,197      13,098
                                                           --------    --------
                                                           $ 19,779    $ 20,045
                                                           ========    ========


     The accompanying notes to the consolidated financial statements are an integral part of these consolidated balance sheets.


                EXCALIBUR TECHNOLOGIES CORPORATION

               CONSOLIDATED STATEMENTS OF OPERATIONS
                            (unaudited)
               (in thousands, except per share data)

                                          Three Months Ended       Six Months Ended
                                               July 31,                July 31,
                                           1998        1997        1998        1997
                                         ---------   ---------   ---------   ---------
REVENUES:
  Software ...........................   $  4,834    $  3,864    $  8,565    $  6,123
  Maintenance ........................      1,322       1,321       2,646       2,515
                                         ---------   ---------   ---------   ---------
                                            6,156       5,185      11,211       8,638
                                         ---------   ---------   ---------   ---------
EXPENSES:
  Sales and Marketing ................      3,430       3,375       6,658       6,967
  Research and product development ...      1,782       1,569       3,680       3,270
  Acquired in-process research
    & development ....................       --         1,284        --         1,284
  General and administrative .........      1,019       1,106       2,242       2,208
  Cost of software revenues ..........        839         699       1,520       1,450
  Cost of maintenance revenues .......        338         313         652         615
  Restructuring costs ................       --          --          --           577
                                         ---------   ---------   ---------   ---------
                                            7,408       8,346      14,752      16,371
                                         ---------   ---------   ---------   ---------

Operating loss .......................     (1,252)     (3,161)     (3,541)     (7,733)

OTHER INCOME/ (EXPENSES):
     Interest income, net ............         81          99         143         217
     Equity in net loss of affiliate .       (101)       (159)       (218)       (262)
                                         ---------   ---------   ---------   ---------
Net loss .............................     (1,272)     (3,221)     (3,616)     (7,778)
Dividends on preferred stock .........          3           3           7           7
                                         ---------   ---------   ---------   ---------
Net loss applicable to common stock ..   $ (1,275)   $ (3,224)   $ (3,623)   $ (7,785)
                                         =========   =========   =========   =========
Basic and Diluted net loss per
common share .........................   $  (0.09)   $  (0.25)   $  (0.27)   $  (0.60)
                                         =========   =========   =========   =========

Weighted-average number of common
shares outstanding ...................     13,546      13,017      13,385      12,916
                                         =========   =========   =========   =========


     The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.


                EXCALIBUR TECHNOLOGIES CORPORATION

               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited)
                          (in thousands)

                                                       Six Months Ended July 31,
                                                             1998        1997
                                                           ---------   ---------
Cash Flows from Operating Activities:
     Net loss ..........................................   $ (3,616)   $ (7,778)
     Adjustments to reconcile net loss to net
        cash used in operating activities:
         Depreciation and amortization .................        731         799
         In-process R&D costs ..........................       --         1,284
         Equity in net loss of affiliate ...............        218         262
     Changes in operating assets and liabilities:
         Accounts receivable, net ......................      1,616       3,319
         Prepaid expenses and other ....................       (581)        613
         Accounts payable and accrued expenses .........       (306)     (1,476)
         Deferred revenues .............................        (64)        183
                                                           ---------   ---------
     Net cash used in operating activities .............     (2,002)     (2,794)
                                                           ---------   ---------

  Cash Flows from Investing Activities:
     Purchase of investments ...........................       (984)     (8,856)
     Proceeds from maturities of investments ...........      1,493      13,394
     Loan to / Investment in affiliate .................        (96)        (95)
     Acquisition, net of cash used .....................       --            55
     Purchases of equipment and leasehold improvements .       (579)       (355)
                                                           ---------   ---------
     Net cash provided by (used in) investing activities       (166)      4,143
                                                           ---------   ---------

  Cash Flows from Financing Activities:
     Proceeds from the issuance of common stock ........      3,714         269
     Repayment of notes payable ........................       --           (40)
                                                           ---------   ---------
     Net cash provided by financing activities .........      3,714         229
                                                           ---------   ---------
  The Effect of Exchange Rate Changes on Cash ..........         (9)        (84)
                                                           ---------   ---------
  Net Increase in Cash and Cash Equivalents ............      1,537       1,494

  Cash and Cash Equivalents, beginning of period .......      4,939       2,685
                                                           ---------   ---------
  Cash and Cash Equivalents, end of period .............   $  6,476    $  4,179
                                                           =========   =========


     The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

                EXCALIBUR TECHNOLOGIES CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           July 31, 1998


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

The Company incurred net losses of $1,272,000 and $3,616,000 in the three and six month periods ended July 31, 1998, and incurred net losses that totaled $16,383,000 over the last three complete fiscal years. The accumulated deficit of the Company at July 31, 1998 was $55,610,000. The Company's operations are subject to certain risks and uncertainties including, among others, the dependence upon the timing of the closing of large software licenses; actual and potential competition by entities with greater financial resources, experience and market presence than the Company; rapid technological changes; the success of the Company's product marketing and product distribution strategies; the risks associated with acquisitions and international expansion; the need to manage growth; the need to retain key personnel and protect intellectual property; and the availability of additional capital financing on terms acceptable to the Company.


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

These consolidated financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998. In the opinion of management, the comparative and consolidated financial statements for the fiscal periods presented herein include all adjustments that are normal and recurring which are necessary for a fair statement of the results for the interim periods. The results of operations for the three and six month periods ended July 31, 1998 are not necessarily indicative of the results for the entire fiscal year ending January 31, 1999.


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


Research and Development Costs

No product development costs were capitalized, and there were no capitalized costs not yet amortized, during the six month periods ended July 31, 1998 and 1997.


Cash, Cash Equivalents and Marketable Securities

For purposes of the balance sheets and statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of funds deposited in money market accounts. U.S. government securities are considered investments and are excluded from cash equivalents regardless of their maturities. Under the Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting For Certain Investments in Debt and Equity Securities," the Company considers its marketable securities as held-to-maturity securities. Accordingly, marketable securities, consisting entirely of U.S. government securities, are carried at cost, adjusted for premium and discount amortization. At July 31, 1998 and January 31, 1998, the aggregate fair value of the securities based upon quoted market prices was $987,000 and $1,497,000, respectively.

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

The amortization of the excess, as well as the Company's share of ETNV's net loss for the period and the elimination of the Company's share of gross profit included in ETNV's prepaid license fees at July 31, 1998 and 1997, is included in equity in net loss of affiliate in the accompanying consolidated statement of operations for the three and six month periods ended July 31, 1998 and 1997. At July 31, 1998, the balance of advances and the investment, included in other assets in the accompanying consolidated balance sheets net of accumulated amortization and the Company's share of the net loss of ETNV, was $423,000. At January 31, 1998, the balance of advances and the investment, included in other assets in the accompanying consolidated balance sheets net of accumulated amortization and the Company's share of the net loss of ETNV, was $544,000.

For the three and six month periods ended July 31, 1998, the Company recorded total revenues of $255,000 and $585,000, respectively, related to the software license with ETNV. The Company recorded $502,000 for the comparable six month period in the prior fiscal year, all of which was recorded in the second quarter.


(4)   ISSUANCES OF COMMON STOCK

During the first six months of the current fiscal year, the Company issued approximately 97,000 shares of common stock upon the exercise of options ranging in price from $2.07 to $10.38 per share, resulting in total cash proceeds to the Company of approximately $414,000. In addition, the Company issued approximately 4,700 shares of common stock to participants of the employee stock purchase plan. In the first half of last fiscal year, the exercise of stock options resulted in total cash proceeds of approximately $89,000 and the utilization of $438,000 in deferred compensation.

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


(5)   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130"), during the first quarter of fiscal 1999. SFAS 130 requires companies to report as comprehensive income all changes in equity during a period, except those resulting from investments and distributions to owners, in financial statements for the period in which they are recognized. Included within accumulated other comprehensive income are the cumulative amounts for foreign currency translation adjustments. There was no foreign currency translation adjustment for the six months ended July 31, 1998. The foreign currency translation adjustment for the six months ended July 31, 1997 was $(34,000). The Company's comprehensive income for the three and six months in the period ending July 31, 1998 was $(1,232,000) and $(3,616,000), respectively. The Company's comprehensive income for the comparable periods last fiscal year was $(3,239,000) and $(7,812,000), respectively.

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

The Company analyzes its business based on these two business segments. Text knowledge retrieval products include the RetrievalWare family of products and EFS. Visual products include Visual RetrievalWare, VAE and Screening Room, an advanced end-to-end solution for real-time capturing, analyzing, cataloguing, browsing, searching and retrieving video over intranets and extranets, that began shipping in the second quarter.

The following chart represents revenues and expenses (in thousands of dollars) attributable to the text and visual businesses for the three and six month periods ending July 31, 1998 and 1997. Expenses for each business consist of expenses directly attributable to the business unit and allocated expenses and exclude restructuring costs, merger costs and acquired in-process research and development costs.

                         Text Business       Visual Business       Text Business      Visual Business
                         -------------       ---------------       -------------      ---------------
                       Three months ended  Three months ended     Six months ended    Six months ended
                            July 31,            July 31,              July 31,            July 31,
                         1998     1997       1998      1997       1998       1997      1998      1997
                        ----------------   ------------------    ------------------  ------------------
Total Revenue           $5,966   $5,028    $   190   $   157     $10,827   $ 8,439   $   384   $   199
Operating Expenses       6,054    5,842      1,354     1,220      11,935    12,103     2,817     2,407
                        ----------------   ------------------    ------------------  ------------------
Operating Income (Loss) $  (88)  $ (814)   $(1,164)  $(1,063)    $(1,108)  $(3,664)  $(2,433)  $(2,208)
                        ----------------   ------------------    ------------------  ------------------


The Company believes that in addition to other competitive advantages, it holds a competitive advantage in that the Company's products accommodate the indexing and retrieval of multiple data types. The Company expects that over time, if video becomes a more common data type, these two markets may merge.


Results of Operations

Total revenues for the second fiscal quarter ended July 31, 1998 were $6,156,000, a 19% increase over total revenues of $5,185,000 reported for the same quarter last fiscal year. The Company incurred a net loss for the quarter ended July 31, 1998 of $1,272,000, or $0.09 per common share, compared to a net loss of $3,221,000, or $0.25 per common share, for the second quarter last fiscal year. Excluding the charge of $1,284,000 for in-process research and development costs related to the acquisition of Interpix, the net loss for the quarter ended July 31, 1997 was $1,937,000.

For the six months ended July 31, 1998, total revenues were $11,211,000 an increase of 30% over total revenues of $8,638,000 reported for the corresponding period last year. The Company incurred a net loss of $3,616,000, or $0.27 per common share, in the first six months of the current year compared to a net loss of $7,778,000, or $0.60 per common share, in the same period last year. Excluding the Interpix charge identified above and a restructuring charge of $577,000 recorded in the first quarter of the prior fiscal year, the net loss for the six months ended July 31, 1997 was $5,917,000.

Total expenses in the second quarter were $7,408,000, which represented an 11% decrease from total expenses of $8,346,000 in the second quarter last year. Total expenses for the second quarter in the prior fiscal year included the Interpix charge for in-process research and development of $1,284,000. Excluding the Interpix charge, expenses in the second quarter of the current year increased approximately 5% from the second quarter in the prior year.

Total expenses for the six months ended July 31, 1998 were $14,752,000, a 10% decrease from total expenses of $16,371,000 reported for the same period last year. Excluding both the restructuring charge and the Interpix charge which occurred in the first six months of the prior year, total expenses increased approximately 2% from the corresponding six month period last year.

The charts below summarize the components of revenues and expenses, including the amounts expressed as a percentage of total revenues, for the three and six month periods ended July 31, 1998 and 1997, and the percentage change in the amounts between fiscal periods (dollars in thousands).

-------------------------------------------------------------------------------
                               Components of Revenue and Expenses
                                   Three Months Ended July 31,        Increase/
                                     1998                 1997       (Decrease)
                              -----------------    -----------------  ---------
                                  $        %           $        %          $
                              --------  -------    --------  -------  ---------
Revenues:
 RetrievalWare                $  4,543     74 %    $  3,354     65 %      35 %
 EFS                               116      2           376      7       (69)
 Visual Products Group             175      3           134      3        31
                              --------   ------    --------   ------    ------
 Total Software                  4,834     79         3,864     75        25
 Maintenance                     1,322     21         1,321     25         0
                              ========   ======    ========   ======    ======
  Total revenues              $  6,156    100 %    $  5,185    100 %      19 %
                              ========   ======    ========   ======    ======
Expenses:
 Sales and marketing          $  3,430     56 %    $  3,375     65 %       2 %
 Research and product
   development                   1,782     29         1,569     30        14
 General and administrative      1,019     16         1,106     21        (8)
 Costs of sales                  1,177     19         1,012     20        16
 Acquisition of in-process
   research and development        --      --         1,284     25        --
                              ========   ======    ========   ======    ======
  Total expenses              $  7,408    120 %    $  8,346    161 %     (11)%
                              ========   ======    ========   ======    ======

-------------------------------------------------------------------------------
                               Components of Revenue and Expenses
                                     Six Months Ended July 31,        Increase/
                                     1998                 1997       (Decrease)
                              -----------------    -----------------  ---------
                                  $        %           $        %          $
                              --------  -------    --------  -------  ---------
Revenues:
 RetrievalWare                $  7,977     71 %    $  5,189     60 %      54 %
 EFS                               228      2           779      9       (71)
 Visual Products Group             360      3           155      2       132
                              --------   ------    --------   ------    ------
 Total Software                  8,565     76         6,123     71        40
 Maintenance                     2,646     24         2,515     29         5
                              ========   ======    ========   ======    ======
  Total revenues              $ 11,211    100 %    $  8,638    100 %      30 %
                              ========   ======    ========   ======    ======
Expenses:
 Sales and marketing          $  6,658     59 %     $ 6,967     81 %      (4)%
 Research and product
   development                   3,680     33         3,270     38        13
 General and administrative      2,242     20         2,208     25         2
 Costs of sales                  2,172     20         2,065     24         5
 Restructuring costs                --     --           577      7        --
 Acquisition of in-process
   research and development         --     --         1,284     15        --
                              ========   ======    ========   ======    ======
     Total expenses           $ 14,752    132 %    $ 16,371    190 %     (10)%
                              ========   ======    ========   ======    ======

While overall revenues increased 19% in the second quarter of the current year over the second quarter last year, software product revenue increased 25%. For the six months ended July 31, 1998, overall revenues increased 30% including a 40% increase in software revenues over the same period last year. Revenue increases are largely attributable to two factors. The first is a continued increase in demand for Excalibur RetrievalWare. The Company believes this demand is being driven by increasing awareness of value associated with high-performance search and retrieval applications emphasizing accuracy and scalability at both the departmental and enterprise levels. Product revenue from the Company's flagship product Excalibur RetrievalWare increased 35% in the current quarter to $4,543,000 from $3,354,000 in the comparable quarter last year. RetrievalWare sales increased 54% in the first six months of the current year to $7,977,000 from $5,189,000 in the comparable period last year. RetrievalWare sales were 93% of software revenue in the first six months of the current year compared to 85% in the first six months of the prior year. With the availability of RetrievalWare FileRoom, software revenue from EFS is now minimal and represented 2% of total software revenue in the current quarter and 3% for the first six months of the current year. Software revenue from the Visual Products Group increased 132% to $360,000 in the first six months of the current year compared to $155,000 in the first six months of the prior year. Visual Products revenue represented 4% of software revenue for the three and six month periods ended July 31, 1998. Maintenance revenue of $1,322,000 in the second quarter this year was flat when compared to maintenance revenue of $1,320,000 in the same period last year, and increased 5% to $2,646,000 in the six months ended July 31, 1998 from $2,515,000 in the same period last year. The modest growth in maintenance revenue results from the Company's transition from the EFS product line to RetrievalWare Fileroom. With the transition, the Company diminished its investment in EFS development and there have resultantly been no further enhancements made to the product. Maintenance renewals for EFS have declined in fiscal year 1999 when compared to the same three and six month periods last year. Revenue results in the first six months of the current year were primarily a result of the efforts of a direct sales force.

Software revenue from North American sales, which were approximately 69% of total software revenues in the second quarter, increased 31% from the same quarter last year. International software revenues increased 15% in the second quarter compared with last year. Software revenues from North American sales, which were approximately 66% of total software revenues in the six months ended July 31, 1998, increased 35% from the corresponding six month period of last year. International software revenues increased approximately 50% in the first six months of this year from the same period last year.

A second area contributing to revenue growth is increasing interest from large software and hardware companies looking to provide high-performance search and retrieval as part of their product offerings. In the second quarter of the current year, the Company signed a multi-year, multi-million dollar licensing, development and distribution agreement with StorageTek, a provider of network storage. The comprehensive agreement, which the Company believes to be the most significant in its history, gives StorageTek immediate rights to bundle Excalibur's advanced search and retrieval products with its high-performance network storage products and then sell the packages as enhanced solutions for knowledge management and digital content management initiatives. StorageTek has committed to a prepaid license in the moderate seven figure range for licensing fees over 18 months and will also pay royalties on resale of current Excalibur products and future products to be jointly developed. In the second quarter of this year, the Company recognized $276,000 of revenue related to the agreement.

The Company also reached an agreement with Lernout & Hauspie (L&H), a global leader in advanced speech and language solutions for computers, automobiles, telecommunications, embedded products, consumer goods and the Internet. The agreement calls for L&H to integrate RetrievalWare with their multi-lingual language libraries enabling them to create new products capable of advanced cross-lingual search. In the second quarter of this year, the Company recognized $900,000 of revenue related to the agreement, which represents the entire amount payable to the Company.

In addition to numerous upgrades to existing customers, some of the Company's new RetrievalWare customers included Bull Information Systems, Zeneca, major government agencies including the General Services Administration, and several other state and local government installations. The Company also signed new OEM agreements with DALiM and Sherpa Corporation and continued to expand agreements with existing partners such as GTE and Korea Data Networks.

Sales and marketing costs increased 2% in the quarter to $3,430,000 from $3,375,000 last year but decreased 4% to $6,658,000 from $6,967,000 in the first six months of the current year compared to last year. The restructuring in the first quarter of fiscal year 1998 resulted in reduced salaries, benefits, travel and other employee related costs that have remained relatively constant during the current year. While the higher volume of sales in the first six months of the current year resulted in increased commission expense compared to the corresponding period last year, these higher commissions were offset by a reduction in the level of marketing program expenditures by $164,000 compared to the first six months of last fiscal year.

Total research and product development costs increased 14% to $1,782,000 in the second quarter of the current year compared with $1,569,000 in the second quarter last year. For the six months ended July 31, 1998, total research and development costs increased 13% to $3,680,000 from $3,270,000 in the first six months of the prior year. Text and Visual research and development costs both increased as the Company continued to invest in new products and enhance existing products. Text expenses, included in total research and product development costs, increased 10% in the first six months of the fiscal year compared to the prior year due to increased headcount and employee related expenses as the Company released Excalibur RetrievalWare Version 6.6 in the second quarter. Version 6.6 features several major enhancements including a knowledge plug-in architecture and new plug-ins for extending access and retrieval from major groupware platforms such as Microsoft Exchange and Lotus Notes. Other enhancements include extended security features, the ability to recognize and highlight proper names and entities, and an enhanced user interface. Overall, Excalibur RetrievalWare now supports more than 200 document formats including Microsoft Office '97. Visual expenses, included in total research and product development costs, increased 17% in the first six months of the current year compared to the same period last year in preparation for the release of Excalibur Screening Room. Consulting expenses represented a major portion of that increase.

General and administrative expenses decreased 8% in the second quarter to $1,019,000 from $1,106,000 in the comparable quarter last year. For the first six months of the current year General and administrative expenses increased 2% to $2,242,000 from $2,208,000 in the first six months of the prior year. General and administrative expenses have remained relatively equal to their levels in the prior fiscal year.

Costs of sales increased 16% to $1,177,000 in the second quarter of the current year from $1,012,000 last year. For the first six months of the current year costs of sales increased 5% to $2,172,000 from $2,065,000 in the first six months of the prior year. The increase is directly attributable to the increased sales volume in the current year. Costs of sales expressed as a percentage of total sales was 19% for the second quarter of the current year compared to 20% for the second quarter last year and decreased to 20% in the first six months of the current year from 24% in the first six months of the prior year.

Net interest income declined to $81,000 and $143,000, respectively, in the three and six month periods ended July 31, 1998 from $99,000 and $217,000, respectively, in the comparable periods last year due to a decrease in the level of investment securities held. The Company's equity in the loss of its affiliate, ETNV, was $101,000 in the second quarter, and $218,000 for the six months ended July 31, 1998. The Company's equity in the loss of ETNV was $159,000 and $262,000, respectively for the three and six month periods ended July 31, 1997.

Liquidity and Capital Resources

In the six months ended July 31, 1998, the Company's combined balance of cash, cash equivalents and investments in marketable securities increased by $1,028,000 to $7,463,000 as summarized below (in thousands). At July 31, 1998 and January 31, 1998, investments in marketable securities consisted of U.S. Treasury Bills with maturities of less than one year.

                         July 31,     January 31,
                           1998          1998         Change
                         ---------     ---------     ---------
          Cash and cash
           equivalents   $  6,476      $  4,939      $  1,537
          Investments         987         1,496          (509)
                         =========     =========     =========
             Total       $  7,463      $  6,435      $  1,028
                         =========     =========     =========


During the six months ended July 31, 1998, cash of $2,002,000 used to fund operating activities was less than the net loss of $3,616,000 due primarily to a significant reduction in the level of accounts receivable. The balance of accounts receivable declined by $1,616,000. Other non-cash charges offsetting cash used in operations were depreciation and amortization of $731,000 and the Company's share of the net loss of ETNV and amortization of the excess of the Company's investment over the underlying net book value of ETNV totaling $218,000. Increased prepaid expenses and reductions in accounts payable used $887,000.

The maturity of Treasury Bills provided net cash of $1,493,000 during the six months of the current year. Treasury Bill purchases used $984,000. Purchases of equipment and leasehold improvements used $579,000.

Proceeds of $3,250,000 were provided by a private placement of 325,000 shares of common stock to an unaffiliated financial institution at a purchase price of $10.00 per share. Cash of $464,000 was provided from the exercise of employee stock options and issuances of stock under the employee stock purchase plan.

Despite the reduction in the balance of accounts receivable during the first six months of the current year, the number of days sales outstanding ("DSO") at July 31, 1998 remained the same as it was at January 31, 1998. This can be attributed to the large amount of revenue generated near the end of each quarter. Management believes that the allowance for doubtful accounts of $651,000 at July 31, 1998 is adequate.

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

Primarily due to large operating losses incurred by the Company, its balance of cash, cash equivalents and investments declined substantially since the proceeds of approximately $8,388,000 from a private placement in March 1996 were received. As a result, during the second quarter this year, as described in Note 4 of the Consolidated Financial Statements, the Company completed a private placement sale of 325,000 shares of common stock for $10 per share, resulting in proceeds of $3,250,000.

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

Management believes that the changes and initiatives discussed above and the investments of time and money in the training of the sales force, improved sales productivity and the overall financial performance of the Company since inception of such changes. Quarterly revenues increased steadily throughout fiscal year 1998 and revenues for the first six months of the current fiscal year have increased 30% over the total revenue reported for the same period last fiscal year. The level of quarterly costs and expenses was reduced and has remained relatively flat over the past several quarters. However, some increases in expenses are expected as revenues increase and the Company ships new video products throughout the current fiscal year. Including the receipt of $3,250,000 in proceeds from the private placement on May 15, 1998, the current balance of cash, cash equivalents and investments is expected to be sufficient to fund the Company's current projected cash needs for the current fiscal year. Historically, the Company has used primarily cash provided by sales of its common stock to fund its operating losses. If the actions taken by management are not effective in achieving profitable operating results, the Company may be required to pursue additional external sources of financing in the future to support its operations and capital requirements. There can be no assurances that external sources of financing will be available if required, or that such financing will be available on terms acceptable to the Company.

As of January 31, 1998, the Company had significant net operating loss carryforwards ("NOLs") of approximately $68 million. The deferred tax assets representing the benefits of the NOLs have been offset completely by a valuation allowance due to the Company's lack of an earnings history. The Company incurred a net loss of $3,616,000 for the six month period ended July 31, 1998 and has incurred cumulative losses of approximately $16,383,000 over the last three fiscal years. The accumulated deficit of the Company at July 31, 1998 was $55,610,000. The realization of the benefits of the NOLs is dependent on sufficient taxable income in future fiscal years. Lack of future earnings, or a change in the ownership of the Company, could adversely affect the Company's ability to utilize the NOLs. Further, because there was a change in the ownership of ConQuest in fiscal year 1996, the Company's ability to utilize NOLs relating to ConQuest of approximately $3,233,000 may be limited. Despite the NOL carryforwards, the Company may have income tax liability in future years due to the application of the alternative minimum tax rules of the Internal Revenue Code.

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

Other Factors

On July 29, 1998, the Securities and Exchange Commission issued additional guidance on disclosures that public companies should make related to the Year 2000. The new release is effective for the Company's October 31, 1998 interim reporting. The Company is evaluating this guidance to determine the impact on its reporting and disclosure requirements.

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

                    PART II-- OTHER INFORMATION


Item 1.    Legal Proceedings                           None.
-------

Item 2.    Changes in Securities                       None.
-------

Item 3.    Defaults upon Senior Securities             None.
-------

Item 4.    Submission of Matters to Vote of Security Holders
-------
           The 1998 Annual Meeting of Shareholders was held June 18, 1998.

           a) The following individuals were elected to serve as the Board of Directors for the terms expiring at the 1999 Annual meeting:

                                  Number of Shares Voted
                                  ----------------------

                                    For          Withheld
                                    ---------------------
           Donald R. Keough         11,489,964   242,499
           Patrick C. Condo         11,417,494   314,969
           Richard M. Crooks, Jr.   11,482,954   249,509
           John S. Hendricks        11,490,004   242,459
           W. Frank King III        11,490,004   242,459
           John G. McMillian        11,489,824   242,639
           Philip J. O'Reilly       11,489,664   242,799


           b) The shareholder proposal described in the Proxy Statement received the following number of votes:

                                    For          Against       Withheld
                                    -----------------------------------
                                    899,988      7,565,630     480,450


Item 5.    Other Information
-------
           In the second quarter of the current year, the Company signed a multi-year, multi-million dollar licensing, development and distribution agreement with StorageTek, a provider of network storage. The comprehensive agreement gives StorageTek immediate rights to bundle Excalibur's advanced search and retrieval products with its high-performance network storage products and then sell the packages as enhanced solutions for knowledge management and digital content management initiatives. In addition, the agreement calls for StorageTek and Excalibur to jointly develop a new class of advanced information management solutions. These solutions will combine StorageTek's storage technologies with Excalibur's advanced text retrieval and video asset management products to create complete, off-the-shelf, turn-key solutions targeting specific markets. StorageTek has committed to a prepaid license in the moderate seven figure range for licensing fees over 18 months and will also pay royalties on resale of current Excalibur products and future products to be jointly developed. To facilitate rapid time-to-market of these solutions, Excalibur and StorageTek are creating a joint solutions development lab that will be located in Louisville, Colorado and will be staffed by dedicated Excalibur and StorageTek engineers. This lab will produce these new content management products which will be sold by StorageTek worldwide.


Item 6.    Exhibits and Reports on Form 8-K
-------
           On May 29, 1998, the Company filed a report on Form 8-K announcing the private placement of 325,000 shares of its common stock as discussed in Note 4 to the Consolidated Financial Statements contained herein.

                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               EXCALIBUR TECHNOLOGIES CORPORATION



September 14, 1998                    By: /s/ Patrick C. Condo
                                          --------------------
                                          Patrick C. Condo
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)


September 14, 1998                    By: /s/ James H. Buchanan
                                          ---------------------
                                          James H. Buchanan
                                          Chief Financial Officer
                                          (Principal Financial and
                                           Accounting Officer)