Form 10-Q
period 1998-10-31
EXCALIBUR TECHNOLOGIES CORP
filed 1998-12-15
CIK 316222

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 1998

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes |X| No __

As of December 7, 1998, 13,689,216 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                       EXCALIBUR TECHNOLOGIES CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED OCTOBER 31, 1998

                                TABLE OF CONTENTS


                         PART I . FINANCIAL INFORMATION


Item 1.  Financial Statements:                                      Page

         Consolidated Balance Sheets
         October 31, 1998 (unaudited) and January 31, 1998..........  3

         Consolidated  Statements of Operations  and
         Comprehensive Income (unaudited)
         Three and nine months ended October 31, 1998 and 1997......  4

         Consolidated  Statements  of Cash Flows  (unaudited)
         Nine months ended October 31, 1998 and 1997................  5

         Notes to Consolidated Financial Statements.................  6

Item 2.  Management's   Discussion   and   Analysis  of   Financial
         Condition and Results of Operations.......................  11



                           PART II. OTHER INFORMATION

Items 1. - 6.......................................................  22


Signatures.........................................................  23

                       EXCALIBUR TECHNOLOGIES CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                  ASSETS                               October 31,   January 31,
                                                          1998           1998
                                                       (unaudited)
                                                         --------      --------
Current Assets:
   Cash and cash equivalents .......................     $  5,684      $  4,939
   U.S. government securities, at cost .............          999         1,496
   Accounts receivable, net of allowance for
      doubtful accounts of $628 and $527,
      respectively .................................        7,135         9,189
   Prepaid expenses and other ......................        2,611         1,071
                                                         --------      --------
       Total current assets ........................       16,429        16,695

Equipment and leasehold improvements,
   net of accumulated depreciation of
   $6,634 and $5,614,respectively ..................        2,192         2,267
Other assets .......................................          917         1,083
                                                         --------      --------
                                                         $ 19,538      $ 20,045
                                                         ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable ................................     $  2,631      $  2,106
   Accrued expenses ................................        1,395         1,886
   Deferred revenues ...............................        2,913         2,708
   Deferred compensation ...........................           86           247
                                                         --------      --------
       Total current liabilities ...................        7,025         6,947
                                                         --------      --------

Shareholders' Equity:
   5% Cumulative convertible preferred stock,
      $0.01 par value,preference in liquidation
      $10 per share, 1,000 shares authorized;
      27 shares issued and outstanding ............          324           271
   Common stock, par value $0.01, 40,000 shares
      authorized; 13,680 and 13,179 shares issued
      and outstanding, respectively ................          137           132
   Additional paid-in capital ......................       68,583        64,714
   Accumulated deficit .............................      (56,405)      (51,945)
   Accumulated other comprehensive income ..........         (126)          (74)
                                                         --------      --------
       Total shareholders' equity ..................       12,513        13,098
                                                         --------      --------
       Total liabilities and shareholders' equity ..     $ 19,538      $ 20,045
                                                         ========      ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       EXCALIBUR TECHNOLOGIES CORPORATION

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (unaudited)
                      (in thousands, except per share data)

                                    Three Months Ended       Nine Months Ended
                                        October 31,             October 31,
                                     1998        1997        1998        1997
                                   --------    --------    --------    --------
REVENUES:
  Software ......................  $  5,998    $  4,976    $ 14,563    $ 11,100
  Maintenance ...................     1,264       1,452       3,910       3,966
                                   --------    --------    --------    --------
                                      7,262       6,428      18,473      15,066
                                   --------    --------    --------    --------
EXPENSES:
  Cost of software revenues .....     1,192         859       2,712       2,310
  Cost of maintenance revenues ..       326         316         978         930
  Sales and Marketing ...........     3,367       3,035      10,025      10,002
  Research and product
    development .................     2,072       1,544       5,752       4,814
  General and administrative ....     1,067       1,241       3,309       3,449
  Restructuring costs ...........      --          --          --           577
  Acquired in-process research
    & development ...............      --          --          --         1,284
                                   --------    --------    --------    --------
                                      8,024       6,995      22,776      23,366
                                   --------    --------    --------    --------
Operating loss ..................      (762)       (567)     (4,303)     (8,300)

OTHER INCOME/ (EXPENSES):
  Interest income, net ..........        52          89         194         306
  Equity in net loss of affiliate       (83)       (150)       (299)       (412)
                                   --------    --------    --------    --------
Net loss ........................      (793)       (628)     (4,408)     (8,406)
Dividends on preferred stock ....         3           3          10          10
                                   ========    ========    ========    ========
Net loss applicable to common
  stock .........................  $   (796)   $   (631)   $ (4,418)   $ (8,416)
                                   ========    ========    ========    ========
Net loss ........................      (793)       (628)     (4,408)     (8,406)
Other comprehensive expense:
  Foreign currency translation
    adjustment ..................       (52)        (51)        (52)        (85)
                                   --------    --------    --------    --------
Comprehensive loss ..............  $   (845)   $   (679)   $ (4,460)   $ (8,491)
                                   ========    ========    ========    ========
Basic and diluted net loss per
  common share ..................  $  (0.06)   $  (0.05)   $  (0.33)   $  (0.65)
                                   ========    ========    ========    ========
Weighted-average number of
  common shares outstanding .....    13,641      13,069      13,471      12,873
                                   ========    ========    ========    ========

              The accompanying notes are an integral part of these
                        consolidated financial statements

                       EXCALIBUR TECHNOLOGIES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                   Nine Months Ended October 31,
                                                           1998          1997
                                                         --------      --------
Cash Flows from Operating Activities:
   Net loss ........................................     $ (4,408)     $ (8,406)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
       Depreciation and amortization ...............        1,099         1,173
       Acquired in-process research and development            --         1,284
       Equity in net loss of affiliate .............          299           412
   Changes in operating assets and liabilities:
       Accounts receivable, net ....................        2,162         2,627
       Prepaid expenses and other ..................       (1,514)          743
       Accounts payable and accrued expenses .......          (52)         (946)
       Deferred revenues ...........................          169           (95)
                                                         --------      --------
   Net cash used in operating activities ...........       (2,245)       (3,208)
                                                         --------      --------

Cash Flows from Investing Activities:
   Purchase of investments .........................         (984)      (14,830)
   Proceeds from maturities of investments .........        1,481        20,259
   Other Assets ....................................         (226)          (95)
   Acquisition, net of cash used ...................           --            55
   Purchases of equipment and leasehold
     improvements ..................................         (939)         (605)
                                                         --------      --------
   Net cash provided by (used in) investing
     activities ....................................         (668)        4,784
                                                         --------      --------

Cash Flows from Financing Activities:
   Proceeds from the issuance of common stock ......        3,775           436
   Repayment of notes payable ......................         --             (40)
                                                         --------      --------
   Net cash provided by financing activities .......        3,775           396
                                                         --------      --------
Effect of Exchange Rate Changes on Cash ............         (117)         (189)
                                                         --------      --------
Net Increase in Cash and Cash Equivalents ..........          745         1,783

Cash and Cash Equivalents, beginning of period .....        4,939         2,685
                                                         --------      --------
Cash and Cash Equivalents, end of period ...........     $  5,684      $  4,468
                                                         ========      ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       EXCALIBUR TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 1998


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

The Company incurred net losses of $793,000 and $4,408,000 in the three and nine month periods ended October 31, 1998, and incurred net losses that totaled $16,383,000 over the last three complete fiscal years. The accumulated deficit of the Company at October 31, 1998 was $56,405,000. The Company's operations are subject to certain risks and uncertainties including, among others, the dependence upon the timing of the closing of large software licenses; actual and potential competition by entities with greater financial resources, experience and market presence than the Company; rapid technological changes; the success of the Company's product marketing and product distribution strategies; the risks associated with acquisitions and international expansion; the need to manage growth; the need to retain key personnel and protect intellectual property; and the availability of additional capital financing on terms acceptable to the Company.


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

These consolidated financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998. In the opinion of management, the comparative and consolidated financial statements for the fiscal periods presented herein include all adjustments that are normal and recurring which are necessary for a fair statement of the results for the interim periods. The results of operations for the three and nine month periods ended October 31, 1998 are not necessarily indicative of the results for the entire fiscal year ending January 31, 1999.


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

Customization is sometimes involved in the development of a software solution by the Company. Under these circumstances, the Company's revenues are derived from fixed price contracts and revenue is recognized using the percentage-of-completion method based on the relationship of actual costs incurred to total costs estimated to be incurred over the duration of the contract.


Research and Development Costs

No product development costs were capitalized, and there were no capitalized costs not yet amortized, during the nine month periods ended October 31, 1998 and 1997.


Cash, Cash Equivalents and Marketable Securities

For purposes of the consolidated balance sheets and consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of funds deposited in money market accounts. U.S. government securities are considered investments and are excluded from cash equivalents regardless of their maturities. The Company considers its marketable securities as held-to-maturity securities. Accordingly, marketable securities, consisting entirely of U.S. government securities, are carried at cost, adjusted for premium and discount amortization. At October 31, 1998 and January 31, 1998, the aggregate fair value of the securities based upon quoted market prices was $1,000,000 and $1,497,000, respectively.

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


Income Taxes

The Company accounts for income taxes under the asset and liability method. The Company has not recorded a provision for income taxes for the three and nine months ended October 31, 1998 and 1997 based on the fact that the Company has incurred net operating losses during those periods. The Company has provided a full valuation allowance against its net deferred tax asset as of October 31, 1998.


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

The Company's investment in ETNV is accounted for using the equity method. The investment exceeded the Company's share of the underlying net assets of ETNV by approximately $827,000, including $758,000 attributable to the value of the warrants discussed in the preceding paragraph. The excess is being amortized on a straight-line basis over a five-year period.

The amortization of the excess, as well as the Company's share of ETNV's net loss for the period and the elimination of the Company's share of gross profit included in ETNV's prepaid license fees at October 31, 1998 and 1997, is included in equity in net loss of affiliate in the accompanying consolidated statements of operations for the three and nine month periods ended October 31, 1998 and 1997. The net balances of the investment in and advances to ETNV is included in other assets in the accompanying consolidated balance sheets. At October 31, 1998 and January 31, 1998, the balance of the investment in and advances to ETNV was $472,000 and $544,000, respectively, and is included in other assets on the balance sheet.

For the three and nine month periods ended October 31, 1998, the Company recorded total revenues of $269,000 and $929,000, respectively, related to the software license with ETNV. The Company recorded $690,000 and $1,261,000, respectively for the comparable three and nine month periods in the prior fiscal year.


(4)   ISSUANCES OF COMMON STOCK

During the first nine months of the current fiscal year, the Company issued approximately 166,000 shares of common stock upon the exercise of options ranging in price from $1.04 to $10.38 per share, resulting in total cash proceeds to the Company of approximately $431,000 and the utilization of $99,000 in deferred compensation. In addition, the Company issued approximately 10,000 shares of common stock to participants of the employee stock purchase plan resulting in total cash proceeds of $94,000. In the first nine months of last fiscal year, the exercise of stock options resulted in total cash proceeds of approximately $188,000 and the utilization of $344,000 in deferred compensation.

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


(5)   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," during the first quarter of fiscal 1999. SFAS 130 requires additional disclosures with respect to certain changes in assets and liabilities that previously were not required to be reported as results of operations for the period. In addition, SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" was issued, which establishes standards for the manner in which public companies report information about operating segments, products and services, geographic areas and major customers in annual and interim financial statements. SFAS will be effective for the Company's filing on Form 10-K for the fiscal year ending January 31, 1999.

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which will be effective for the Company's fiscal year 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company believes the adoption of SFAS No. 133 will not have a material effect on the financial statements.

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

The Company principally earns revenues from the licensing of its software products to commercial businesses and government agencies throughout North America, Europe and other parts of the world. The Company licenses its software to end users directly and also distributes its software products through license agreements with value-added resellers, system integrators, original equipment manufacturers and other strategic partners. Revenues are provided under software licenses with new customers and from the related sale of product maintenance, training and implementation support services. Additions to the number of authorized users, upgrades to newer product versions and the renewal of product maintenance arrangements by customers pursuant to existing licenses also provide revenues to the Company. Under software maintenance contracts, end-user customers are typically entitled to receive telephone support, software bug fixes and new releases of particular software products.

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

The Company analyzes its business based on these two business segments. Text knowledge retrieval products include the RetrievalWare family of products and EFS. Visual products include Visual RetrievalWare, VAE and Screening Room, an advanced end-to-end solution for real-time capturing, analyzing, cataloguing, browsing, searching and retrieving video over intranets and extranets, that began shipping in the second quarter of this fiscal year.

The following chart represents revenues and expenses (in thousands of dollars) attributable to the text and visual businesses for the three and nine month periods ending October 31, 1998 and 1997. Expenses for each business consist of expenses directly attributable to the business unit and allocated expenses and exclude restructuring costs, merger costs and acquired in-process research and development costs.

                                      Text Business           Visual Business
                                      -------------           ---------------
                                    Three months ended      Three months ended
                                        October 31,             October 31,
                                     1998        1997        1998         1997
                                   --------    --------    --------    --------
Total Revenue ..................   $  6,752    $  6,212    $    510    $    216
Operating Expenses .............      6,184       5,902       1,840       1,093
                                   --------    --------    --------    --------
Operating Income (Loss) ........   $    568    $    310    $ (1,330)   $   (877)
                                   ========    ========    ========    ========


                                      Text Business           Visual Business
                                      -------------           ---------------
                                    Nine months ended        Nine months ended
                                        October 31,             October 31,
                                     1998        1997        1998         1997
                                   --------    --------    --------    --------

Total Revenue ..................   $ 17,579    $ 14,650    $    894    $    416
Operating Expenses .............     18,119      18,005       4,657       3,500
                                   --------    --------    --------    --------
Operating Income (Loss) ........   $   (540)   $ (3,355)   $ (3,763)   $ (3,084)
                                   ========    ========    ========    ========


The Company believes that in addition to other competitive advantages, it holds a competitive advantage in that the Company's products accommodate the indexing and retrieval of multiple data types. The Company expects that over time, if video becomes a more common data type, these two markets may merge.


Results of Operations

Total revenues for the third fiscal quarter ended October 31, 1998 were $7,262,000, a 13% increase over total revenues of $6,428,000 reported for the same quarter last fiscal year. The Company incurred a net loss for the quarter ended October 31, 1998 of $793,000, or $0.06 per common share, compared to a net loss of $628,000, or $0.05 per common share, for the third quarter last fiscal year.

For the nine months ended October 31, 1998, total revenues were $18,473,000, an increase of 23% over total revenues of $15,066,000 reported for the corresponding period last year. The Company incurred a net loss of $4,408,000, or $0.33 per common share, in the first nine months of the current year compared to a net loss of $8,406,000, or $0.65 per common share, in the same period last year. Excluding a charge in the second quarter of the prior fiscal year of $1,284,000 for acquired in-process research and development costs related to the acquisition of Interpix Software Corporation ("Interpix") and a restructuring charge of $577,000 recorded in the first quarter of the prior fiscal year, the net loss for the nine months ended October 31, 1997 was $6,545,000.

Total expenses in the third quarter were $8,024,000, which represented a 15% increase from total expenses of $6,995,000 in the third quarter last year. Total expenses for the nine months ended October 31, 1998 were $22,776,000, a 3% decrease from total expenses of $23,366,000 reported for the same period last year. Excluding both the restructuring charge and the Interpix charge which occurred in the prior fiscal year, total expenses increased approximately 6% from the first nine months of the prior fiscal year.

The charts that follow summarize the components of revenues and expenses, including the amounts expressed as a percentage of total revenues, for the three and nine month periods ended October 31, 1998 and 1997, and the percentage change in the amounts between fiscal periods (dollars in thousands).



                                 Components of Revenue and Expenses    Increase/
                                   Three Months Ended October 31,    ( Decrease)
                                     1998                1997
                                   $       %           $       %           %
                                --------------      --------------      ------
  Revenues:
   RetrievalWare ............   $5,482    75 %      $4,391    68 %        25 %
   EFS ......................       37     1           397     6         (91)
   Visual Products Group ....      479     7           188     3         155
                                --------------      --------------      ------
  Total Software ............    5,998    83         4,976    77          21
  Maintenance ...............    1,264    17         1,452    23         (13)
                                --------------      --------------      ------
     Total revenues .........   $7,262   100 %      $6,428   100 %        13 %
                                --------------      --------------      ------

  Expenses:
   Costs of sales ...........   $1,518    20 %      $1,175    18 %        29 %
   Sales and marketing ......    3,367    46         3,035    47          11
   Research and product
     development ............    2,072    29         1,544    24          34
   General and administrative    1,067    15         1,241    19         (14)
                                --------------      --------------      ------
     Total expenses .........   $8,024   110 %      $6,995   108 %        15 %
                                --------------      --------------      ------

                                 Components of Revenue and Expenses    Increase/
                                    Nine Months Ended October 31,    ( Decrease)
                                      1998               1997
                                   $       %           $       %           %
                               ---------------     ---------------      ------
  Revenues:
   RetrievalWare ............  $13,459    73 %      $9,581    64 %        40 %
   EFS ......................      265     1         1,176     8         (77)
   Visual Products Group ....      839     5           343     2         145
                               ---------------     ---------------      ------
  Total Software ............   14,563    79        11,100    74          31
  Maintenance ...............    3,910    21         3,966    26          (1)
                               ---------------     ---------------      ------
     Total revenues .........  $18,473   100 %     $15,066   100 %        23 %
                               ---------------     ---------------      ------
Expenses:
   Costs of sales ...........  $ 3,690    20 %      $3,240    22 %        14 %
   Sales and marketing ......   10,025    54        10,002    66          --
   Research and product
     development ............    5,752    31         4,814    32          19
   General and administrative    3,309    18         3,449    23          (4)
   Acquired in-process
     research and development       --    --         1,284     8          --
   Restructure Costs ........       --    --           577     4          --
                               ---------------     ---------------      ------
     Total expenses .........  $22,776   123 %     $23,366   155 %        (3)%
                               ---------------     ---------------      ------



Overall revenues increased 13% in the third quarter of the current year over the third quarter last year, including a 21% increase in software product revenue. For the nine months ended October 31, 1998, overall revenues increased 23% and software revenues increased 31% over the same period last year. Overall revenue increases are attributable to three primary areas of growth. The first is increasing sales via major integration and distribution partnerships. The
Company is beginning to generate revenue from major corporate partners and continues to expand relationships with others. In July 1998, the Company entered into an agreement with Storage Technology Corporation ("StorageTek") which calls for the joint development of advanced solutions called Network Appliances, which are based on RetrievalWare and Screening Room products. StorageTek has committed to a prepaid license in the moderate seven figure range for licensing fees over 18 months and will also pay royalties on resale of current Excalibur products and future products to be jointly developed. In the quarter, the Company recognized $695,000 from this agreement. To date, the Company has recognized $976,000 related to the agreement; the remainder of the prepaid license payments will be recognized over the next twelve months. Other significant partnership activity in the third quarter included new and expanded agreements with OCS of Madrid, Excalibur's main distributor in Spain and South America; Informix Software, who extended their license for Excalibur's text retrieval search engine; and Thermo Info France.

A second area of growth is coming from online services and sales of the Company's new product Excalibur WebExpress, which is RetrievalWare designed specifically for this market. Online services with paid subscribers are demanding more accurate and comprehensive access to large volumes of diverse information ranging from scanned paper to electronic text to images to video. WebExpress provides optimum retrieval capabilities for online service users. In the third quarter, new customers choosing Excalibur WebExpress included Encyclopedia Britannica, Copley News Services and Knowledge Link.

The third area is the continued growth of RetrievalWare sales into corporate and government accounts, both in the U.S. and abroad. Sales of Excalibur RetrievalWare, the Company's flagship product, increased 25% in the current quarter to $5,482,000 from $4,391,000 in the comparable quarter last year. RetrievalWare revenue increased 40% in the first nine months of the current year to $13,459,000 from $9,581,000 in the comparable period last year. RetrievalWare sales were 92% of software revenue in the first nine months of the current year compared to 86% in the first nine months of the prior year. Included in third quarter revenue was a $1,149,000 RetrievalWare license sold to the United Kingdom Ministry of Defense. The agreement grants the agency an internal use license for indexing and retrieving complex text based data. With the availability of RetrievalWare FileRoom, EFS software revenue is now negligible and represented only 1% of total software revenue in the current quarter and 2% for the first nine months of the current year. Software revenue from the Visual Products Group increased 155% in the quarter to $479,000 from $188,000 in the comparable quarter last year. In the first nine months of the current year, software revenue from the Visual Products Group increased 145% to $839,000 compared to $343,000 in the first nine months of the prior year. Visual Products revenue represented 8% and 6% respectively of software revenue for the three and nine month periods ended October 31, 1998, compared to 4% and 3% for the comparable periods last fiscal year.

Maintenance revenue dropped 13% in the third quarter this year to $1,264,000 from $1,452,000 in the third quarter last year. For the first nine months of the current year, maintenance revenue dropped 1% to $3,910,000 from $3,966,000. The decrease is due to the combination of two factors. In the third quarter of the prior fiscal year, the Company made a non-recurring adjustment, increasing international maintenance revenue. Excluding that adjustment, total maintenance revenue in the current fiscal year was basically flat with last year. This is due to the transition of the business from EFS to RetrievalWare. The EFS customer base in general is not renewing their maintenance contracts. The RetrievalWare base of maintenance contracts is growing as RetrievalWare license sales grow, but the overall effect is a flattening of maintenance revenue in the current fiscal year.

Software revenue from North American sales increased 34% in the third quarter and 35% in the first nine months of the current year compared to the same periods last year. While North American Federal software revenue declined by 37% in the third quarter and 28% in the first nine months, North American Commercial software revenue increased 40% in the third quarter and 56% in the first nine months of the current year compared to last year. North American software revenue represented 58% and 63%, respectively, of total software revenue in the third quarter and the first nine months of the current fiscal year. International software revenues increased 6% in the third quarter and 25% in the first nine months of the current year compared with last year. International software revenue growth was somewhat hindered by lingering effects of the Asian financial crisis.

Sales and marketing costs increased 11% in the quarter to $3,367,000 from $3,035,000 last year but remained flat at $10,025,000 in the first nine months of the current year compared to $10,002,000 in the first nine months of last year. The increase results from the Company's new product marketing this year, including trade show activity and direct mail programs. The restructuring in the first quarter of fiscal year 1998 resulted in reduced salaries, benefits, travel and other employee related costs that have remained relatively constant since and explains the level sales and marketing costs in the first nine months of this year compared to last.

Total research and product development costs increased 34% to $2,072,000 in the third quarter of the current year compared with $1,544,000 in the third quarter last year. For the nine months ended October 31, 1998, total research and development costs increased 19% to $5,752,000 from $4,814,000 in the first nine months of the prior year. The establishment of the joint development lab with StorageTek accounted for the majority of the increase in the third quarter. The lab, staffed by full-time Excalibur and StorageTek engineers, will closely integrate StorageTek products with Excalibur's advanced products for crawling, indexing, searching, retrieving and distributing all enterprise digital content, to create advanced solutions that make enterprise-wide information assets easier to archive, access and leverage. The increase for the first nine months of this year over the same period last year was due to increased investment in the Company's RetrievalWare and visual product lines, as well as the addition of StorageTek Joint Development Lab. The Company continued to enhance RetrievalWare products and its new visual product, Screening Room, and accelerated efforts to complete development of StorageTek network appliance products. In total, headcount in the Research and Development departments increased to 66 employees at the end of the current quarter compared to 53 at the end of the third quarter of the prior year. Additionally, as part of the increased R&D investment this year, the Company utilized a greater number of third-party development contractors. The Company believes that the investment in the acceleration of the delivery of the network appliances will provide a positive return next year.

General and administrative expenses decreased 14% in the third quarter to $1,067,000 from $1,241,000 in the third quarter last year. For the first nine months of the current year, general and administrative expenses decreased 4% to $3,309,000 from $3,449,000 in the same period last year. The decrease is due to a reduction in corporate expenses this year, including insurance and shareholder expenses.

Costs of sales increased 29% to $1,518,000 in the third quarter of the current year from $1,175,000 in the third quarter last year. Costs of sales increased 14% to $3,690,000 in the first nine months of the current year from $3,240,000 in the same period last year. The variance is mostly due to the increased sales volume. Increased third-party royalty costs due to the addition of new language versions of RetrievalWare have also contributed to the increase in costs of sales from the third quarter of the prior year. Costs of sales expressed as a percentage of total sales was 21% in the third quarter of the current year compared to 18% in the third quarter last year, and decreased to 20% in the first nine months of the current year from 22% in the comparable period last year.

Net interest income declined to $52,000 and $194,000, respectively, in the three and nine month periods ended October 31, 1998 from $89,000 and $306,000, respectively, in the comparable periods last year due to a decrease in the level of investment securities held. The Company's equity in the loss of its affiliate, ETNV, was $83,000 in the third quarter, and $299,000 for the nine months ended October 31, 1998. For the three and nine month periods ended October 31, 1997, the equity in the net loss of ETNV was $150,000 and $412,000, respectively.


Liquidity and Capital Resources

In the nine months ended October 31, 1998, the Company's combined balance of cash, cash equivalents and investments in marketable securities increased by $248,000 to $6,683,000 as summarized below (in thousands). At October 31, 1998 and January 31, 1998, investments in marketable securities consisted of U.S. Treasury Bills with maturities of less than one year.

                          October 31,  January 31,
                             1998         1998       Change
                          ----------  -----------  ----------
          Cash and cash
            equivalents   $   5,684   $   4,939    $    745
          Investments           999       1,496        (497)
                          ----------  -----------  ----------
            Total         $   6,683   $   6,435    $    248
                          ==========  ===========  ==========


Cash of $2,245,000 used to fund operating activities was less than the net loss of $4,408,000 for the nine months ended October 31, 1998. A reduction of $2,162,000 in the balance of accounts receivable was offset somewhat by an increase in prepaid and other expenses of $1,514,000. Reductions in accounts payable and accrued expenses used $52,000, while increased deferred revenues contributed $169,000. The non-cash charges offsetting cash used in operations were depreciation and amortization of $1,099,000, and the Company's share of the net loss of ETNV and the amortization of the excess of the Company's investment over the underlying net book value of ETNV totaling $299,000.

During the first nine months of the current year, the maturity of Treasury bills provided net cash of $1,481,000. Treasury bill purchases used $984,000. Purchases of equipment and leasehold improvements used $939,000 and loans to and investments in the Company's affiliate, ETNV, used $226,000.

Proceeds of $3,250,000 were provided by a private placement of 325,000 shares of common stock to an unaffiliated financial institution at a purchase price of $10.00 per share. Cash of $525,000 was provided from the exercise of employee stock options and issuances of stock under the employee stock purchase plan.

The reduction in the level of accounts receivable during the first nine months of the current year resulted in a decrease in the number of days sales outstanding ("DSO") at October 31, 1998. Management believes that the allowance for doubtful accounts of $628,000 at October 31, 1998 is adequate.

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

Primarily due to large operating losses incurred by the Company, its balance of cash, cash equivalents and investments declined substantially since the proceeds of approximately $8,388,000 from a private placement in March 1996 were received. As a result, during the second quarter this year, the Company completed a private placement sale of 325,000 shares of common stock for $10 per share, resulting in proceeds of $3,250,000.

Various factors, including those discussed above, have somewhat inhibited the overall revenue growth that management had expected in the prior fiscal year. As a result, near the end of the first quarter of fiscal year 1998, the short-term revenue expectations of management were adjusted and planned expenditures were reduced. As discussed previously, the Company reduced its workforce by approximately 10% from the number of employees at April 30, 1997. In addition, the Company postponed certain long-range programs and curtailed other expenses in order to achieve an overall reduction in expenditures. Marketing efforts were focused on the increase of current year revenues. The Company made other organizational changes in order to sharpen the focus of product development and business development efforts on selected video applications of the Excalibur Visual RetrievalWare technology.

Management believes that the changes and initiatives discussed above and the investments of time and money in the training of the sales force, improved sales productivity and the overall financial performance of the Company since inception of such changes. Quarterly revenues increased steadily throughout fiscal year 1998 and revenues for the first nine months of the current fiscal year have increased 23% over the total revenue reported for the same period last fiscal year. Software revenue has increased 31% in the first nine months of the current year compared to last year. The level of quarterly costs and expenses was reduced and had remained relatively flat over the past several quarters. However, the establishment of the joint development lab with StorageTek resulted in an increase in expenses this quarter that is expected to continue as the Company accelerates the delivery of the network appliances. The Company believes that this investment will provide a positive return next fiscal year. Including the receipt of $3,250,000 in proceeds from the private placement on May 15, 1998, the current balance of cash, cash equivalents and investments is expected to be sufficient to fund the Company's current projected cash needs for the current fiscal year. Historically, the Company has primarily used cash provided by sales of its common stock to fund its operating losses. If the actions taken by management are not effective in achieving profitable operating results, the Company may be required to pursue additional external sources of financing in the future to support its operations and capital requirements. There can be no assurances that external sources of financing will be available if required, or that such financing will be available on terms acceptable to the Company.

As of January 31, 1998, the Company had significant net operating loss carryforwards ("NOLs") of approximately $68 million. The deferred tax assets representing the benefits of the NOLs have been offset completely by a valuation allowance due to the Company's lack of an earnings history. The Company incurred a net loss of $4,408,000 for the nine month period ended October 31, 1998 and has incurred cumulative losses of approximately $16,383,000 over the last three fiscal years. The accumulated deficit of the Company at October 31, 1998 was $56,405,000. The realization of the benefits of the NOLs is dependent on sufficient taxable income in future fiscal years. Lack of future earnings, or a change in the ownership of the Company, could adversely affect the Company's ability to utilize the NOLs. Further, because there was a change in the ownership of ConQuest in fiscal year 1996, the Company's ability to utilize NOLs relating to ConQuest of approximately $3,233,000 may be limited. Despite the NOL carryforwards, the Company may have income tax liability in future years due to the application of the alternative minimum tax rules of the Internal Revenue Code.

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

Other Factors

On July 29, 1998, the Securities and Exchange Commission issued additional guidance on disclosures that public companies should make related to the Year 2000. The new release is effective for the Company's October 31, 1998 interim reporting and the Company is providing this disclosure in accordance with this guidance. In addition to historical information, the disclosure contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors, risks and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements.

State of Readiness
------------------
The Company currently has facilities in six locations, each of which is responsible for its own development information technology systems, herein known as "Non-IT systems", while corporate information technology systems, herein known as "IT systems", are managed by the Company's Management Information Systems department ("MIS"). For the purposes of Year 2000 compliance, the corporate MIS department is managing the task of verifying that all Company systems are date compliant, including reviewing and analyzing all development platforms, not directly under MIS control. This umbrella process was initiated in order to ensure the Company would be able to continue developing its products without disruption after January 1, 2000. To ensure that Non-IT and IT systems are, or will be, compliant; the Company has undertaken a full survey of all systems within the Company at all locations. This survey covers all user desktop and laptop systems; all IT systems, servers, and operating systems; all critical applications, including financial, accounting, corporate database, human resources and administrative systems; and all Non-IT systems, servers, operating systems and third party coding products. The majority of the Company's efforts regarding Year 2000 readiness are associated with internal data processing systems. In all material respects, products manufactured by the Company are already Year 2000 compliant, although the individual platforms upon which product(s) are developed are still under review and analysis. Due to the recent upgrade of many of the Company's IT systems, the majority of these systems are either currently prepared for Year 2000 in all material respects or are in the process of being upgraded to standardized systems and applications which will meet this objective. Most IT systems and applications which are deemed Year 2000 compliant by the software vendors are tested by the Company to verify these claims. At this time, critical financial, accounting and corporate database systems have been tested, and Non-IT systems remain to be tested. These testing proportions are related to both the magnitude and perceived risk of system non-compliance and future testing will be scheduled in accordance with these criteria. For the remaining IT systems and the Non-IT systems, plans with critical dates are being developed to monitor the Company's progress toward the overall objective of Year 2000 compliance. The Company's anticipates readiness for Year 2000 by mid-year 1999.

Costs to Address Year 2000 Issues
---------------------------------
Historical and estimated costs of remediation to this point have not been material. The Company has resolved IT systems compliance issues through normal replacement and upgrades of software. Non-IT systems are being addressed on a case by case basis through the use of existing MIS resources. Most of the Non-IT systems remedial activity to this point has involved applying low or zero cost patches to operating systems and platforms using existing MIS resources to achieve a date compliance level. The Company will continue to monitor Year 2000 remediation costs and will update its estimate of future remediation costs, if any, as it completes its Non-IT systems analysis.

Key Considerations and Contingency Plans
----------------------------------------
At the current time, the Company's Year 2000 readiness plan anticipates that both IT and Non-IT systems and applications will be Year 2000 compliant in all material respects by June 1999. This assessment is based on the Company's analysis to date and detailed findings at its Vienna, Virginia and Columbia, Maryland locations. There can be no assurance, however, of complete compliance based on the status to date. However, since the Company is not dependent upon any single IT or Non-IT system for the majority of its revenue, it is unlikely that any single system will have an adverse material effect on the Company as a whole. Contingency plans will involve the procurement of newer platforms for Non-IT systems and the temporary use of standardized commercial off-the-shelf replacement modules for IT applications and business functions. While at present there are no indications that any contingency plans will be necessary or that there will be revenue disruptions, there can be no assurances that this will necessarily be the case.


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

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which will be effective for the Company's fiscal year 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company believes the adoption of SFAS No. 133 will not have a material effect on the financial statements.

                           PART II-- OTHER INFORMATION


Item 1.    Legal Proceedings                                     None.
-------

Item 2.    Changes in Securities                                 None.
-------

Item 3.    Defaults upon Senior Securities                       None.
-------

Item 4.    Submission of Matters to Vote of Security Holders     None.
-------

Item 5.    Other Information                                     None.
-------

Item 6.    Exhibits and Reports on Form 8-K                      None.
-------

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       EXCALIBUR TECHNOLOGIES CORPORATION



December 14, 1998              By: /s/ Patrick C. Condo
                               ------------------------
                               Patrick C. Condo
                               President and Chief Executive Officer
                               (Principal Executive Officer)


December 14, 1998              By: /s/ James H. Buchanan
                               -------------------------
                               James H. Buchanan
                               Chief Financial Officer
                               (Principal  Financial and Accounting Officer)