Form 10-K
period 1999-01-31
EXCALIBUR TECHNOLOGIES CORP
filed 1999-04-30
CIK 316222

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Fiscal Year Ended January 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days. Yes |X| No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 7, 1999 (based on the closing sales price as reported on the NASDAQ National Market System) was $191,229,080.

The number of shares outstanding of the registrant's class of common stock as of April 7, 1999 was 14,316,976.



             The Index to Exhibits begins on Page 31

                 EXCALIBUR TECHNOLOGIES CORPORATION

                     ANNUAL REPORT ON FORM 10-K
             FOR THE FISCAL YEAR ENDED JANUARY 31, 1999

                          TABLE OF CONTENTS
                                                                    Page

                              PART I

Item 1.    Business .............................................      1

Item 2.    Properties ...........................................     10

Item 3.    Legal Proceedings ....................................     10

Item 4.    Submission of Matters to a Vote of Security Holders ..     10


                               PART II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters ..................................     11

Item 6.    Selected Financial Data ..............................     12

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations ..................     13


Item 7A.   Market Risk ..........................................     21


Item 8.    Financial Statements and Supplementary Data ..........     22

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure ..................     22

                              PART III

Item 10.   Directors and Executive Officers of the Registrant ...     23

Item 11.   Executive Compensation ...............................     26

Item 12.   Security  Ownership  of Certain  Beneficial  Owners
           and Management .......................................     29

Item 13.   Certain Relationships and Related Transactions .......     31

                               PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on
           Form 8-K .............................................     31

                              PART I


Item 1. Business

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

Overview

Excalibur designs, develops, markets and supports enterprise-wide, accurate, scalable and secure knowledge-retrieval and digital asset management software solutions. Excalibur's comprehensive suite of products which includes Excalibur RetrievalWare, Excalibur RetrievalWare WebExpress, Excalibur RetrievalWare FileRoom, Excalibur Internet Spider, Excalibur EFS, Excalibur Visual RetrievalWare, Excalibur Screening Room and Excalibur Video Analysis Engine, enables individuals to quickly capture, analyze, index, catalog, browse, access, search, retrieve and use relevant information residing on an enterprise's networks, intranets, extranets and the Internet. Retrievable assets or document data types include paper documents, text, databases, word processing documents, PDF (Portable Document Format) files, newsfeeds, groupware systems, e-mails, images, and video. Excalibur's software solutions deliver capabilities for real-time profiling and retrospective search, combined full-text and database searching, word meaning-based semantic searching, fault-tolerant pattern recognition-based searching, statistical searching and a full suite of traditional keyword and Boolean search techniques. Excalibur RetrievalWare, the Company's flagship product, has a modular architecture that supports parallel processing on distributed, multi-threaded servers and is designed to support both very large databases and large information systems with thousands of users. It offers users a web-based unified view of all information assets and enables highly accurate search and retrieval over these assets. Excalibur offers its software solutions to information systems for workgroups, enterprises and distributed wide area networks, including the Internet and World Wide Web. The Company also offers training, consulting and maintenance services to facilitate implementation and use of Excalibur technology.

Excalibur's software products combine two unique and complementary technologies: semantic network and Adaptive Pattern Recognition Processing (APRP(TM)). Semantic network leverages lexical knowledge at the highest level using built-in knowledgebases to search for specific word meanings enriched by related terms and concepts. The APRP(TM) technology identifies patterns in digital data, providing the capability to build content-based retrieval applications for virtually any type of digital information. By integrating these two approaches, Excalibur believes that it delivers the most complete, powerful, yet easy to use search and retrieval capabilities available today. The combined technology powers most Excalibur applications.

Excalibur licenses its software products directly to commercial businesses and government agencies throughout North America, Europe and other parts of the world and also distributes its software products to end users through license agreements with value-added resellers, system integrators, original equipment manufacturers and other strategic partners. Revenues derived from contracts and orders issued by agencies of the U.S. Government were approximately $4.5 million, $5.4 million and $6.0 million, respectively, in the fiscal years ended January 31, 1999, 1998 and 1997. These revenues, expressed as a percentage of total revenues for the fiscal year, were approximately 16%, 24% and 30%, respectively. Financial information about the Company's operations by geographic area is presented in Note 9 to the consolidated financial statements contained herein.

On May 5, 1997, the Company acquired Interpix Software Corporation ("Interpix"), located in Santa Clara, California, a privately owned company and developer of a commercial technology enabling the collection, indexing, management and presentation of multimedia data on the Internet and corporate intranets. The purchase method of accounting was applied to this acquisition transaction and, accordingly, the results of operations of Interpix have been included in the Company's consolidated results of operations from the date of acquisition. The shareholders of Interpix received 275,000 shares of common stock of Excalibur in exchange for all of the outstanding common stock of Interpix. Approximately $1,284,000 of the purchase price was allocated to research and development projects in process and was expensed in the second quarter of fiscal year 1998.

In July 1995, the Company acquired ConQuest Software, Inc., ("ConQuest") a private company engaged in the business of providing natural language text management software tools. The acquisition was effected through the Company's issuance of common stock and options to purchase common stock to the former ConQuest shareholders and option holders in exchange for all of the outstanding common stock of ConQuest. The business combination was accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements and the discussion and analysis of such statements contained herein reflect the combined results of the pooled businesses for all of the periods presented.

Excalibur's wholly owned subsidiary located in the United Kingdom, Excalibur Technologies International, Ltd. ("ETIL") conducts international sales activities. Except as otherwise noted, Excalibur and its subsidiaries are collectively referred to hereinafter as the "Company."

The Company can be contacted via email at invest@excalib.com and visited at its web site at www.excalib.com.

PRODUCTS

Excalibur's suite of text retrieval software components which includes Excalibur RetrievalWare, Excalibur RetrievalWare WebExpress, Excalibur RetrievalWare FileRoom, Excalibur Internet Spider, and Excalibur EFS, is being utilized in a wide-range of applications and solutions including electronic publishing, online information systems, global corporate intranets, intelligence analysis and paper archival systems. Markets include publishing, legal, manufacturing, pharmaceutical, insurance, transportation, financial services, government and many others. The Company provides a visual retrieval solution to the same markets with Excalibur Visual RetrievalWare, which enables users to search for visual information directly from their intranet, a corporate database, the Internet, or other sources using images or video clips as clues. Excalibur Video Analysis Engine (VAE) targets developers, programmers and owners of video assets with the need to construct applications capable of analyzing video content and detecting event changes. Excalibur Screening Room's markets include media and entertainment companies, broadcasting/news organizations, video production companies, corporations and government agencies.


Text Products:

Excalibur's text retrieval products contributed 94%, 97%, and 96% of total consolidated revenue in 1999, 1998 and 1997, respectively.

Excalibur RetrievalWare

Excalibur RetrievalWare offers an advanced componentized approach to knowledge retrieval, an enabling technology to knowledge management. A high-performance scalable, more accurate alternative to traditional search and retrieval systems, Excalibur RetrievalWare is a comprehensive software solution designed for enterprise knowledge retrieval and intended to empower users to find mission critical data across multiple data types, all through a unified view. By integrating the APRP(TM) and semantic network technologies, Excalibur RetrievalWare delivers superior levels of power and performance throughout the entire information management process, from data capture and indexing to searching, retrieval and dissemination. The latest version of the product, Excalibur RetrievalWare 6.6, was released in the second quarter of the fiscal year 1999. It extends access and retrieval from major groupware platforms such as Microsoft Exchange and Lotus Notes. Other enhancements include extended security features, the ability to recognize and highlight proper names and entities and an enhanced user interface. Overall, Excalibur RetrievalWare now supports more than 200 document formats including Microsoft Office '97. Excalibur RetrievalWare provides real time profiling which enables users to create and save Real Time Agent Queries (Profiles) that will automatically collect incoming documents of interest. The RetrievalWare Profiling Server filters, stores and distributes incoming data from any source including real-time newsfeeds, relational databases, paper repositories and the RetrievalWare Internet Spider.

With Excalibur's semantic networks, users can easily and automatically find the required information in text databases by using all of the power and richness of natural language processing. Excalibur RetrievalWare incorporates syntax, morphology and the actual meaning of words. The baseline semantic network, created from complete dictionaries, a thesaurus and other reference sources, gives users a built-in knowledge base of 500,000 word meanings, 50,000 language idioms and 1.6 million word associations. Users enter straightforward plain English queries that are automatically enhanced by the related terms and concepts thereby increasing the opportunity for the return of highly relevant data. The software recognizes words at the root level, idioms and the multiple meanings of words. An important benefit of this approach is the elimination of the costs associated with defining keywords, building topic trees, establishing expert rules and sorting and labeling information in database fields. Excalibur RetrievalWare also enables the integration of specialized semantic networks for legal, medical, finance, engineering and other disciplines.

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

The Excalibur RetrievalWare product family includes the following components:

Excalibur RetrievalWare SDK

The Excalibur RetrievalWare SDK (Software Developer's Kit) is a comprehensive set of tools for building advanced content management solutions. At its core is a highly scalable, distributed client/server architecture. Independent server processes maximize the efficiency and reliability of document loading, indexing and query handling and support security and encryption/decryption features. Dedicated server processes enable integration of text search and relational database (DBMS) storage capabilities through an open DBMS gateway. The client environment is optimized for the development of graphical interfaces using industry standard tools such as Java and Visual Basic. Excalibur RetrievalWare delivers Visual Basic custom controls, remote procedure calls and open server capabilities as well as engine-level, high-level and client/server application program interfaces (APIs). These features speed the development of systems that can support thousands of users and contain custom functionality.

Excalibur RetrievalWare FileRoom

Excalibur RetrievalWare FileRoom is built on Excalibur RetrievalWare technology and is an optional component to allow loading, indexing, viewing and managing scanned documents, images and text. Users access the FileRoom through a hierarchy consisting of fileroom documents, where each tier in the hierarchy is a container for storing documents. Users can directly view the scanned image of a retrieved document from the FileRoom. Graphs, diagrams, handwritten notations and signatures in the retrieved document are immediately accessible. "Fuzzy" searching capabilities provided by APRP(TM) give users a high level of confidence that their queries will return all of the requested information regardless of the quality of Optical Character Recognition (OCR) data. Document-level security lets organizations control user access at the fileroom (library), cabinet, drawer, folder and document level.

Excalibur RetrievalWare WebExpress

Excalibur RetrievalWare WebExpress is a search and retrieval tool designed for online service providers and content-rich Internet portals. RetrievalWare WebExpress offers superior search accuracy, performance and scalability, supporting high numbers of concurrent users searching large and heterogeneous document collections.

Excalibur Internet Spider

Excalibur Internet Spider is a multimedia, high-performance web spider/crawler for augmenting the knowledge retrieval capabilities of Excalibur RetrievalWare, for stand-alone use, or for integration with other applications. In addition to HTML-based web pages, Excalibur Internet Spider also retrieves word processing, PDF, and multimedia assets including audio, video, and images. It is highly configurable and multi-threaded and can crawl as deeply, broadly, and as often as is necessary. Users who want immediate notification when items of interest arrive can post Agent Profiles to pull links to related documents to their desktops. Components can be deployed on multiple machines for optimum performance and bandwidth.

Excalibur Electronic Filing Software (EFS)

Excalibur EFS version 3.7 is the latest version of the product which was originally introduced in 1991 and is in the process of being phased out. Users of EFS are being migrated to RetrievalWare with the FileRoom option. EFS enables text and images to be entered into the system from computer files, scanners or facsimile machines (after the scanned image is converted to text by optical character recognition software) and are automatically filed and indexed in a replica of a physical file room with file cabinets, drawers, folders, in-baskets and wastebaskets, utilizing a graphical user interface. EFS provides users with multiple methods for document retrieval and operates under leading UNIX operating systems and Windows NT in a client/server environment. Client-only implementations are available on personal computers running Microsoft Windows and Apple Macintoshes. EFS also provides links to leading external databases and APIs that give users the ability to integrate EFS with other software applications and products. A variation of this software product provides document image management capability for the World Wide Web.


Visual Products:

Excalibur's visual retrieval products contributed 6%, 3% and 4% of total consolidated revenue in 1999, 1998 and 1997, respectively.

Excalibur Visual RetrievalWare

Leveraging the APRP(TM) technology, Excalibur Visual RetrievalWare is a visual retrieval engine and a comprehensive image processing library and programmer's toolkit that enables the development of client/server systems that automatically index and retrieve digital images. Applications range from electronic shopping and digital libraries to document imaging and positive identification. Users can search for visual information directly from their intranet, a corporate database, the Internet, or other sources using images or video clips as clues. Visual data is reduced to a searchable index that is typically less than 10% of the size of the original image and is automatically recognized based on its shape, color and texture. Users submit queries using examples of visual data or by authoring a visual clue with a graphical product. Based on the shape, color and texture of the visual clue, a list of similar or exact matches is returned. The product delivers its advanced retrieval capabilities in an open, flexible, scalable and secure architecture and is designed to be easy to implement and ready for extension.

Excalibur Video Analysis Engine (VAE)

Excalibur Video Analysis Engine is a toolkit that enables developers and programmers to construct applications that analyze and re-purpose video content. VAE analyzes any kind of multi-media/video asset whether it is analog or digital, allows programmers to create multi-threaded applications and has enhanced scalability. The toolkit is available as a Microsoft DirectShow filter or C Library Developer's Kit. Based on the APRP(TM) technology, VAE plugs into applications, enabling highly accurate event-change detection. VAE uses a caching technique which compares a series of video frames based upon "event detectors" dynamically selected by the calling program. The event detectors look for specific occurrences in the video, triggering "event alarms" appropriate to the developer's application. Events include cuts, fades, and dissolves.

Excalibur Screening Room

Excalibur Screening Room, which became generally available in the third quarter of fiscal year 1999, is a comprehensive solution for real-time capturing, analyzing, cataloguing, browsing, searching and retrieving video, as well as related closed-caption text and metadata, over corporate intranets/extranets. Excalibur Screening Room is aimed at entertainment organizations (film/television), news organizations, video production companies, advertising agencies, publishing companies, government agencies, Global 1,000 organizations and universities with large video archives in enterprise training and communications departments. It enables users to easily capture analog or digital video, automatically create an intelligent video storyboard, and play it back in any of the industry's standard video file formats. Screening Room users can then automatically browse, search, and retrieve precisely what video clips they are looking for without having to play or watch the video in its entirety. Excalibur Screening Room combines the APRP(TM) technology for video analysis with
Excalibur RetrievalWare's indexing capabilities. Excalibur Screening Room consists of four components: Capture Client, Edit Client, Browser Client, and Video Asset Server. The Capture Client captures, analyzes and storyboards analog or digital video assets, including live feeds and associated closed caption text and annotations, for fast, efficient playback. The Edit Client is for use by persons responsible for quality assurance and editorial control of storyboards and metadata. It allows browsing, searching, editing, and annotation of storyboards. Users can additionally output new rough cut edit segments to EDL (Edit Decision Lists) for import into higher-end offline editing systems like AVID and Media 100. The Browser Client allows user access to catalogs of video assets through any standard Web browser. The Video Asset Server indexes and stores captured video assets for instantaneous browsing, search and retrieval in a client/server environment. Excalibur Screening Room version 1.1, released in the third quarter of fiscal year 1999, features expanded streaming media and database support for the RealNetworks G2 Media Player, the Sybase Adaptive Server, and added server support for the Sun Solaris platform.

SERVICES

Technical Support, Implementation Support and Education

Excalibur provides technical support, or maintenance, to customers through its technical support personnel located in the Company's Carlsbad, California; Columbia, Maryland and Windsor, United Kingdom facilities and through certain product distributors. Technical support consists of bug fixing, telephone support and product enhancements. Technical support typically is provided to customers under a renewable annual contract. All Excalibur service plan customers have access to the Excalibur Online Technical Support Web site, which provides the latest product information, general service updates and Web forums for technical discussions. The web site also provides electronic forms for opening technical support cases and suggesting product, service and Company enhancements.

The Company also provides on-site implementation and consulting services to its customers through employee and independent consultants who have been trained and certified by the Company. Implementation and consulting services are offered as a package or on a time-and-materials basis. The Company conducts training seminars at its offices in Vienna, Virginia; Carlsbad, California; and Windsor, UK, as well as on-site training, for its customers and distribution channel partners. Training customers typically pay on a per-course basis for regularly scheduled classes and on a per-day basis for on-site or dedicated courses.


Marketing and Distribution

The Company's sales and marketing strategy emphasizes the direct sale of Excalibur products to end-user customers. The targeted customer group for the Company's products includes the world's largest corporations and comparable government agencies and other institutions. Members of the North American sales team are located throughout the United States. Most of the overseas sales team is located in the United Kingdom. The Company typically licenses its Excalibur RetrievalWare product family to end users as either an enterprise-wide or work-group level solution.

Marketing efforts focus on building brand awareness and establishing demand for the Company's products and include public relations, trade show participation, direct mail campaigns and telemarketing/lead management activities. The Company also has a home page on the World Wide Web at www.excalib.com as part of its marketing and sales efforts. Customers are able to learn about the suite of Excalibur RetrievalWare and Visual products, conduct on-line demonstrations of products and enroll in training courses as well as access passworded areas for technical and other customer support. Excalibur Video Analysis Engine (VAE) and technical support for VAE can be purchased via the website.

The Company leverages relationships with distributors of its software products, and the strategic partners discussed below, for a substantial portion of its revenues.

Strategic Alliances

In the fourth quarter of fiscal year 1999, the Company signed an agreement with Inso Corporation whereby Inso will integrate Excalibur RetrievalWare with the Inso Media Bank media asset management solution and with their product data management solution. The arrangement also provides the basis for advanced functionality in the form of HTML (Hypertext Markup Language) export and viewer technology to be included in future versions of all Excalibur products.

In the fourth quarter of fiscal year 1999, the Company completed an agreement with FileNET Corporation. As part of the development agreement, Excalibur will integrate RetrievalWare with FileNET Panagon, FileNET's document management software. This new synchronizer product enables end users to seamlessly execute a single search for information in a variety of FileNET document repositories, and other libraries and databases, including Lotus Notes and Microsoft Exchange, and externally on the Internet.

In August 1998, the Company announced a multi-year, multi-million dollar licensing, development and distribution agreement with Storage Technology Corporation ("StorageTek"), a provider of network storage. The agreement gives StorageTek rights to bundle Excalibur's advanced search and retrieval products with its high-performance network storage products and then sell the packages as enhanced solutions for knowledge management and digital content management initiatives. Under the agreement, StorageTek gains distribution rights for the full Excalibur product line, including Excalibur RetrievalWare and Excalibur Screening Room.

In August 1998, the Company announced an agreement with Lernout & Hauspie ("L&H") whereby L&H will distribute Excalibur RetrievalWare and also integrate RetrievalWare into its multilingual language libraries enabling it to create products capable of simultaneous cross-lingual searches. Cross-lingual searches are of particular benefit to online publishing applications as well as multinational corporate intranet implementations.

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

In July 1997, the Company entered into an agreement with Saucedo Enterprises, who provides integration services to GTE Enterprise Solutions, a division of GTE Corporation, for the development of a GTE Enterprise Solutions' product called "The Bastille". The Bastille is a web-based service available to all United States law enforcement agencies that offers a secure, private network for information sharing and communication among law officers. Excalibur RetrievalWare provides search, retrieval and real-time profiling capabilities across several different data repositories and allows officers to share this information via a private network on the Internet. Revenues derived from the Company's agreement with Saucedo Enterprises were less than 10% of the Company's total revenues in the fiscal year ended January 31, 1999.

In July 1996, the Company authorized the use of its name by Excalibur Technologies N. V. ("ETNV"), a Belgian company incorporated in June 1996 for the purpose of selling and marketing the Company's products and services within a large territory including most of Northern Europe and Italy. In connection with the formation of ETNV, the Company acquired approximately 13.2% of ETNV's voting capital stock. The Company accounts for the investment in ETNV under the equity method since it exercises significant influence over the operating and financial policies of ETNV. The Company granted to ETNV an exclusive license (the "License") to distribute certain of the Company's products, including Excalibur EFS and RetrievalWare, to other authorized resellers and end-users in the territory for approximately five years. The License provided for the payment to the Company of minimum license fees of $1,475,000 for fiscal year 1997 and the payment of additional minimum license fees in each subsequent fiscal year of the License. In the fourth quarter of fiscal year 1999, ETNV did not make the contractually required payment totaling approximately $900,000.


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

The Company's research and development program focuses on enhancing and expanding on the capabilities of its Excalibur RetrievalWare and Visual suites of products to address additional markets and exploring and applying its proprietary pattern recognition technology in new areas such as image recognition, character recognition and forms recognition. The Company believes the market is emerging for search products that can index and retrieve unstructured text and multimedia data types. To that end, the Company has begun development of a multimedia server architecture to provide integrated multimedia search and retrieval.

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

The  Company  has  conducted   research  and  product   development  of  pattern
recognition and natural language systems since 1980. Research and product development expenditures for the development of new products and enhancements to existing products were approximately $8.3 million, $6.4 million, and $6.3 million, respectively, in the fiscal years ended January 31, 1999, 1998 and 1997.

Protection of Proprietary Technology

The Company regards its software as proprietary and relies primarily on a combination of copyright, trademark and trade secret laws of general applicability, employee confidentiality and invention assignment agreements, software distribution protection agreements and other intellectual property protection methods to safeguard its technology and software products. The Company has not obtained patents on any of its technology; however on August 24, 1998, the Company filed an application with the Patent and Trademark Office to obtain a patent on multimedia document retrieval. The Company also relies upon its efforts to design and produce new products and upon improvements to existing products to maintain a competitive position in the marketplace.

Competition

Competition in the computer and communications industry in general, and the software development industry in particular, is intense. The Company competes in multiple markets, including the traditional information retrieval market. This market has current and potential competitors who are larger and more established than the Company and have significantly greater financial, technical, marketing and other resources than the Company. The Company considers its principal competitive advantage to be the architecture, extensibility to multiple data types and performance of its products. Specifically, the Company believes that compared to its primary competition, the Company's products provide users with more accurate results due to the semantic network and APRP(TM) technologies, an environment which is more scalable due to the distributed search architecture and more comprehensive searching due to the ability to search multiple types of data. The Company differentiates its products by using new technology to provide benefits such as labor savings from reduced manual pre-processing or organization of data, faster retrieval, access to many kinds of data, full integration with network architecture and more forgiving interaction in retrieving information stored in computers. The Company competes with numerous companies depending on the target market for their products. Most often, the Company competes directly with companies such as Verity, Inc. and Autonomy, Inc. in the information search and retrieval market. The Company primarily competes with Virage, Inc. in its visual product markets. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competition will not materially adversely affect the Company's operating results and financial condition.

The Company's activities currently are subject to no particular regulation by governmental agencies other than those routinely imposed on corporate businesses and no such regulation is now anticipated.

Employees

The Company had 201 employees at January 31, 1999, of whom 78 were in research and development, 73 in sales and marketing, 23 in technical support and training and 27 in finance and administration. The employees are not covered by collective bargaining agreements and the management of the Company considers relations with employees to be good. Competition for qualified personnel within the Company's industry is intense. There can be no assurance that the Company will be able to continue to attract, hire, or retain qualified personnel and the inability to do so could have a material adverse effect upon the Company's operating results and financial condition.



Item 2. Properties.

The Company's corporate headquarters facilities are occupied under two sublease agreements that expire in calendar year 1999 for a total of approximately 18,700 square feet of space in an office building located at 1921 Gallows Road, Vienna, Virginia 22182. The Company has signed a new lease for the space that begins upon termination of the current sublease in fiscal year 2000. The new lease expires in calendar year 2004.

The Company leases three facilities that serve primarily as software development and customer support centers. The Company occupies approximately 31,000 square feet of space in an office building, under a six-year lease that expires in November 2001, located at 1959 Palomar Oaks Way, Carlsbad, California 92009. The Company entered into an agreement in fiscal year 1999 to sublease 7,122 square feet of the space in its Carlsbad location to a third party. The sublease agreement expires 5/31/99. The Company also occupies approximately 8,125 square feet of space in an office building located at 10440 Little Patuxent Parkway, Columbia, Maryland 21044 under a five-year lease that expires in December 2000 and 2,832 square feet in the same building under a lease assignment that expires in March 2001. Additionally the Company leases 2,863 square feet of space in an office building at 4675 Stevens Creek Boulevard, Santa Clara, California 95051. The three-year lease expires June 30, 2000.

The Company leases office space in Windsor, England and Vitrolles, France in support of its international sales operation. Under these leases, the Company occupies approximately 3,400 square feet and 420 square feet, respectively. The two leases for the Windsor offices expire in calendar year 1999; negotiations are underway to extend the leases. The Vitrolles lease is a rolling contract that requires a one-month cancellation notice.

The Company believes that its facilities are maintained in good operating condition and are adequate for its operations.

Item 3. Legal Proceedings.

There are no material pending legal proceedings to which the Company is a party.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to the shareholders for a vote in the three-month period ended January 31, 1999.

                              PART II

Item 5. Market  for   Registrant's   Common   Equity  and   Related
Stockholder Matters.

The Company's common stock is traded in the over-the-counter market and is listed on the National Market System of the NASDAQ Stock Market under the symbol EXCA.

The following table sets forth, for the period February 1, 1998 through January 31, 1999, the high and low sale prices for the common stock as reported by the National Market System of NASDAQ. The number of shareholders of record as of January 31, 1999 was 1,171. The Company has never declared or paid dividends on its common stock and anticipates that, for the foreseeable future, it will not pay dividends on its common stock.


                                                   High         Low
                                                   ----         ---
        Fiscal 1999
        (February 1, 1998 - January 31, 1999)

        First Quarter.........................  $13          $10  1/4
        Second Quarter........................   14  9/16      9  1/2
        Third Quarter.........................   11  1/2       4  1/2
        Fourth Quarter........................   12  1/16      5  1/2

        Fiscal 1998
        (February 1, 1997 - January 31, 1998)

        First Quarter.........................  $13  5/8     $ 4
        Second Quarter........................    6  3/4       4
        Third Quarter.........................   13  11/16     5  1/2
        Fourth Quarter........................   11  7/8       7  1/2






Item 6. Selected Financial Data.

The selected financial data presented below as of January 31, 1999 and 1998 and for the fiscal years ended January 31, 1999, 1998 and 1997 have been derived from the Company's consolidated financial statements and should be read in conjunction with such consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. All of the historical information has been restated to reflect the pooling of interests with ConQuest.

                                  Fiscal Years Ended January 31,
                        ----------------------------------------------------
                           1999       1998       1997       1996       1995
                        ---------  ---------  ---------  ---------  ---------
                               (in thousands, except per share data)

Statement of Operations Data:
Revenues:
  Software............. $22,741    $17,202    $15,866    $15,004    $10,133
  Maintenance..........   5,198      5,215      4,393      3,671      2,505
                       ---------  ---------  ---------  ---------  ---------
                         27,939     22,417     20,259     18,675     12,638
                       ---------  ---------  ---------  ---------  ---------
Expenses:
  Cost of software
    revenues...........   3,808      3,039      1,630      1,064        767
  Cost of maintenance
    revenues...........   1,320      1,219      1,618      1,398      1,498
  Sales and marketing..  13,501     13,184     14,430      8,752      9,343
  Research and product
    development........   8,328      6,405      6,288      4,416      4,597
  General and
    administrative.....   4,775      4,884      3,906      3,330      5,597
  Acquired in-process
    research and
    development........       -      1,284          -          -          -
  Restructuring costs..       -        577          -        653        776
  Merger costs.........       -          -          -        490          -
                       ---------  ---------  ---------  ---------  ---------
                         31,732     30,592     27,872     20,103     22,578
                       ---------  ---------  ---------  ---------  ---------

Operating loss.........  (3,793)    (8,175)    (7,613)    (1,428)    (9,940)

Interest income, net...     239        374        781        544        344
Equity in net loss of
  affiliate............    (300)      (525)      (341)         -          -
Other income...........       -          -          -          -        208
                       ---------  ---------  ---------  ---------  ---------
Net loss...............  (3,854)    (8,326)    (7,173)      (884)    (9,388)

Dividends on cumulative,
  convertible, preferred
  stock................      14         14         14         14         14

Net loss applicable to
  common stock......... $(3,868)   $(8,340)   $(7,187)   $  (898)   $(9,402)
                       =========  =========  =========  =========  =========
Basic and diluted net
  loss per common share $ (0.29)   $ (0.64)   $ (0.58)   $ (0.08)   $ (0.85)
                       =========  =========  =========  =========  =========
Weighted average number
  of common shares
  outstanding..........  13,526     12,934     12,351     11,496     11,094
                       =========  =========  =========  =========  =========

Balance Sheet Data
 (at end of period) (1)

Cash and cash
  equivalents.......... $ 5,851    $ 4,939    $ 2,685    $ 2,903    $ 2,645
Working capital........   8,006      9,748     14,566     12,973      6,908
Total assets...........  19,712     20,045     26,147     23,046     17,951
Accumulated deficit.... (55,854)   (51,945)   (43,619)   (36,446)   (35,367)
Total shareholders'
  equity (2)...........  13,174     13,098     18,563     15,251      9,475


-------------
(1) The Company had no significant long-term debt for any of the periods presented.
(2)  No dividends have been declared or paid on the Company's  common stock.

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

The Company principally earns revenues from the licensing of its software products to commercial businesses and government agencies throughout North America, Europe and other parts of the world. The Company licenses its software to end-users directly and also distributes its software products through license agreements with value-added resellers, system integrators, original equipment manufacturers and other strategic partners. Revenues are provided under software licenses with new customers and from the related sale of product maintenance, training and implementation support services. Additions to the number of authorized users, upgrades to newer product versions and the renewal of product maintenance arrangements by customers pursuant to existing licenses also provide revenues to the Company. Under software maintenance contracts, customers are typically entitled to receive telephone support, software bug fixes and new releases of particular software products when and if they are released.

The Company's software products are designed to enable individuals to quickly search and retrieve relevant information residing on a LAN/WAN, intranet, paper-based archive, extranet, video archive or the Internet through a unified web-based user interface. There are generally two markets today for the Company's products, text knowledge retrieval and video indexing and retrieval. The market for text knowledge retrieval products consists of electronic publishing, online information services, global corporate intranets, paper archival systems as well as market, business and government intelligence. The market for video indexing and retrieval solutions includes application and website developers, certain government agencies as well as commercial media, entertainment and broadcasting companies. Text knowledge retrieval products include the RetrievalWare family of products and EFS. Visual products include Visual RetrievalWare, VAE and Screening Room, an advanced end-to-end solution for real-time capturing, analyzing, cataloguing, browsing, searching and retrieving video over intranets and extranets, that began shipping in the second quarter of fiscal year 1999.

The following chart represents revenues and expenses (in thousands of dollars) attributable to the text and visual product lines for the years ending January 31, 1999, 1998 and 1997. Expenses for each product line consist of direct and allocated expenses and exclude restructuring costs and acquired in-process research and development costs.

                            Text Products                  Visual Products
                         Fiscal Years Ending             Fiscal Years Ending
                             January 31,                     January 31,
                    ----------------------------    ----------------------------
                      1999      1998      1997        1999      1998      1997
                    ----------------------------    ----------------------------
Total Revenue       $26,206   $21,791   $19,351     $ 1,733   $   626   $   908
Operating Expenses   24,888    24,209    22,879       6,844     4,522     4,993
                    ----------------------------    ----------------------------
Operating Income
 (Loss)             $ 1,318   $(2,418)  $(3,528)    $(5,111)  $(3,896)  $(4,085)
                    ----------------------------    ----------------------------
 Note:  Excludes acquired  in-process R&D and restructuring costs
 -----------------------------------------------------------------

The Company believes that in addition to other competitive advantages, it holds a competitive advantage in that the Company's products accommodate the indexing and retrieval of multiple data types. The Company expects that over time, as video becomes a more common data type, these two markets will merge.

On May 5, 1997, the Company acquired Interpix Software Corporation, located in Santa Clara, California, a privately owned company and developer of a commercial technology enabling the collection, indexing, management and presentation of multimedia data on the Internet and corporate intranets. The purchase method of accounting was applied to this acquisition transaction and, accordingly, the results of operations of Interpix have been included in the Company's consolidated results of operations from the date of acquisition. The shareholders of Interpix received 275,000 shares of common stock of Excalibur in exchange for all of the outstanding common stock of Interpix. Approximately $1,284,000 of the purchase price was allocated to research and development projects in process and was expensed in the second quarter of fiscal year 1998.

The Company reorganized its sales force and made other changes to the overall organization at the end of the first quarter of fiscal year 1998. In connection with these changes, the Company reduced its workforce by approximately 10% and recorded a restructuring charge of $577,000 in the first quarter of fiscal 1998. The charge consisted of severance pay and benefits for terminated employees. All payments associated with the restructuring charge were paid prior to the end of fiscal year 1998.


Results of Operations

For the fiscal year ended January 31, 1999, total revenues were $27.9 million, an increase of 25% over total revenues of $22.4 million in the prior fiscal year. The net loss for the fiscal year ended January 31, 1999 was $3.9 million, or $0.29 per common share, compared to a net loss of $8.3 million, or $0.64 per common share, for the same period last fiscal year. Excluding a charge of $1.3 million for in-process research and development expenses related to the Interpix acquisition and $0.6 million for restructuring charges, the net loss for the fiscal year ended January 31, 1998 was $6.5 million. Total revenues in fiscal year 1998 increased 11% from fiscal year 1997 revenues of $20.3 million. The net loss for fiscal year 1997 was $7.2 million, or $0.58 per common share.

The following chart summarizes the components of revenues and the categories of expenses, including the amounts expressed as a percentage of total revenues, for the three fiscal years in the period ended January 31, 1999 and the percentage changes in the amounts between fiscal years (dollars in thousands).



                                                                                Increase
                                                                               (Decrease)
                                                                               -----------
                                   Components of Revenue and Expenses          From    From
                                      Fiscal years ended January 31,           1998    1997
                            ------------------------------------------------    to      to
                                 1999             1998             1997        1999    1998
                            --------------   --------------   --------------   -----   -----
                               $       %       $        %       $        %        %      %
                            --------------   --------------   --------------   -----   -----
Revenues:
 RetrievalWare              $20,859    75%   $15,083    67%   $ 8,572    42%     38%    76%
 EFS                            318     1%     1,591     7%     6,474    32%    -80%   -75%
 Visual Products Group        1,564     6%       528     2%       820     4%    196%   -36%
                            --------------   --------------   --------------    ----   ----
Total software              $22,741    81%    17,202    77%    15,866    78%     32%     8%

Maintenance                   5,198    19%     5,215    23%     4,393    22%      0%    19%
                            --------------   --------------   --------------    ----   ----
  Total revenues            $27,939   100%   $22,417   100%   $20,259   100%     25%    11%
                            ==============   ==============   ==============    ====   ====
Expenses:

 Cost of sales              $ 5,128    18%   $ 4,258    19%   $ 3,248    16%     20%    31%
 Sales and marketing         13,501    48%    13,184    59%    14,430    71%      2%    -9%
 Research and product
   development                8,328    30%     6,405    29%     6,288    31%     30%     2%
 General and administrative   4,775    17%     4,884    22%     3,906    19%     -2%    25%
 Acquired In-process
   research and development       -     -      1,284     6%         -     -    -100%     -
 Restructuring costs              -     -        577     3%         -     -    -100%     -
                            --------------   --------------   --------------   -----   ----
  Total expenses            $31,732   114%   $30,592   136%   $27,872   138%      4%    10%
                            ==============   ==============   ==============   =====   ====


Revenues

Software revenues increased from $15.9 million in fiscal year 1997 to $17.2 million in fiscal year 1998 and to $22.7 million in fiscal year 1999. The increase in software revenues in each period was attributable to increasing market awareness and acceptance of the Company's text knowledge retrieval products, contributions from existing OEM partners and alliances with new partners who chose the Company as the key search component in their product offering.

RetrievalWare, which emerged as the Company's dominant product line in fiscal year 1998, continued that trend into fiscal year 1999. Software revenues from RetrievalWare increased 38% in fiscal year 1999 to $20.9 million from $15.1 million in the prior year. Software revenues for RetrievalWare were $8.6 million in fiscal year 1997. RetrievalWare product revenue now represents 92% of all software revenues, compared to 88% and 54%, in fiscal years 1998 and 1997, respectively. With the availability of RetrievalWare FileRoom, EFS software revenues represented only 1% of total software revenue in fiscal year 1999, compared to 9% and 41%, respectively, in fiscal years 1998 and 1997. Software revenues from the Visual Products Group increased 196% in fiscal year 1999 to $1.6 million from $0.5 million in the prior fiscal year. Revenues from the Visual Products Group were 7% of software product revenue in fiscal year 1999 compared to 3% and 5%, respectively, in fiscal years 1998 and 1997.

The Company generated record revenues by continuing to attract prominent corporate customers in fiscal year 1999. While maintaining the Company's current customer base, Excalibur attracted new customers seeking industry leading retrieval technology including ABC Inc., Copley Press, ICI Chemical, British Gas, the Capital Group and Virginia Power. In October 1998, the Company released RetrievalWare WebExpress, a high-performance, search and retrieval software solution developed specifically for web publishers, online services and content providers seeking more accurate and comprehensive access to large volumes of diverse information ranging from scanned paper to electronic text, images and video. New Excalibur customers choosing Excalibur WebExpress included Encyclopedia Britannica, Powerize.com, Careerpath.com and several government online customers.

In fiscal year 1999, the Company generated increased revenues through major integration and software distribution licenses with strategic partners. In July 1998, the Company signed a strategic licensing, development and distribution agreement with Storage Technology Corporation ("StorageTek"). Excalibur's advanced retrieval software has been coupled with StorageTek's high-performance network storage products to create advanced solutions called Network Appliances. StorageTek committed to a prepaid license for licensing fees over 18 months and will also pay royalties on resale of current Excalibur products and future products to be jointly developed. The Company recognized $2.3 million in fiscal year 1999 related to the agreement using the percentage-of-completion method based on the relationship of actual costs incurred to total costs estimated to be incurred over the duration of the contract; the remainder of the prepaid license payments will be recognized in fiscal year 2000. In the fourth quarter of fiscal year 1999, the Company signed an agreement with Inso Corporation whereby Inso will integrate Excalibur RetrievalWare with the Inso Media Bank media asset management solution and with their product data management solution. The arrangement also provides the basis for advanced functionality in the form of HTML export and viewer technology to be included in future versions of all Excalibur products. The Company recognized $3 million of revenue from the agreement in the fourth quarter of fiscal year 1999 relative to a five-year paid up license to Inso Corporation.

Revenues from international operations are provided primarily by software licenses with various European commercial and government customers and a well-established European reseller network. The Company's international sales operation, Excalibur Technologies International, Ltd. ("ETIL"), headquartered in the United Kingdom experienced decreased revenues in the current fiscal year. International revenues excluding Canada dropped 6% in fiscal year 1999 to $7.3 million from $7.8 million in fiscal year 1998. International revenues excluding Canada were $5.9 million in fiscal year 1997. International software revenues were negatively impacted by financial difficulties of ETNV, the Company's primary continental European distribution channel. The Company recognized $0.8 million of software revenue related to the ETNV contract in fiscal year 1999 compared to $1.5 million in fiscal year 1998. A payment of 32,000,000 Belgian Francs, or approximately $0.9 million, was due from ETNV to Excalibur in January 1999. The payment was not made and accordingly, no revenue from ETNV was recorded in the fourth quarter. The Company's revenues from international operations were also negatively affected by the Asian financial crisis that impacted Excalibur sales in the Pacific Rim. Revenues from the Pacific Rim were 10% less in fiscal year 1999 compared to 1998 and decreased 15% in fiscal year 1998 compared to fiscal year 1997.

Software maintenance and customer support revenues were $5.2 million in fiscal year 1999 and $5.2 million and $4.4 million, respectively, in fiscal years 1998 and 1997. Flat maintenance revenues in fiscal year 1999 compared to 1998 were attributable to the transition of the business from EFS to RetrievalWare. The EFS customer base in general is not renewing their maintenance contracts. While this is somewhat offset by growth in the RetrievalWare base of maintenance contracts as RetrievalWare license sales grow, the overall effect was a flattening of maintenance in the current fiscal year. Maintenance revenues increased 19% in fiscal year 1998 compared to 1997. That increase was attributed to additions to the RetrievalWare customer base.

Operating Expenses

Cost of sales increased from $3.2 million in fiscal year 1997 to $4.3 million in fiscal year 1998 and to $5.1 million in fiscal year 1999, representing 16%, 19% and 18% of total sales, respectively. The cost of sales increase in fiscal year 1999 was attributable to the higher revenues and increased ETIL cost of sales due to higher royalties for new language versions of RetrievalWare and greater use of partners. The increase in cost of sales in fiscal year 1998 related primarily to the formation of a product implementation group at the end of fiscal year 1997 which resulted in additional salaries expense, implementation project subcontractors expense, and increased overhead costs in fiscal year 1998. Additionally, due to the acquisition of Interpix in fiscal year 1998, cost of sales contained associated amortization expense of intangible assets.

Sales and marketing expenses increased 2% in fiscal year 1999, from $13.2 million in fiscal year 1998 to $13.5 million in fiscal year 1999. The increase in expenses resulted from personnel growth in ETIL and the marketing department. Sales and marketing expenses were 48% of revenues in fiscal year 1999 compared to 59% in fiscal year 1998. In fiscal year 1998, sales and marketing costs decreased 9% to $13.2 million from $14.4 million in fiscal year 1997. The reduction in expenses in fiscal year 1998 resulted from the reorganization in the first quarter of fiscal year 1998.

Research and product development costs increased from $6.3 million in fiscal year 1997 to $6.4 million in fiscal year 1998 and to $8.3 million in fiscal year 1999, representing 31%, 29% and 30% of revenues, respectively. The majority of the increase in fiscal year 1999 was attributable to the establishment of the joint development lab with StorageTek. The lab has integrated StorageTek products with Excalibur's advanced products for crawling, indexing, searching, retrieving and distributing all enterprise digital content, to create advanced solutions that make enterprise-wide information assets easier to archive, access and leverage. Established in the third quarter of fiscal 1999, the lab focused efforts to complete development of StorageTek network appliance products, the first of which was delivered in March of 1999. Text and visual expenses also increased as the Company continued to invest in the enhancement of its
RetrievalWare and visual product lines. In fiscal year 1998, continued development of Excalibur RetrievalWare products was emphasized while EFS product development was significantly curtailed. Increased costs associated with the development of RetrievalWare products were offset by the diminished expenses associated with the EFS products. As a result, research and product development costs increased only 2% in fiscal year 1998.

General and administrative expenses decreased 2% in fiscal year 1999 to $4.8 million from $4.9 million in fiscal year 1998, representing 17% and 22% of revenues, respectively. The majority of the decrease in fiscal year 1999 was due to a reduction in corporate expenses. In fiscal year 1998, general and administrative expenses increased 25% from $3.9 million in fiscal year 1997. The increase was the result of increased staffing and related expenditures in the areas of human resources, information systems and financial analysis required to support the Company's growth. Bad debt expense in fiscal years 1999, 1998 and 1997 was $493,000, $250,000, and $150,000, respectively.

In the second quarter of fiscal year 1998, the Company recorded an expense of $1.3 million for the cost of in-process research and development acquired in the merger with Interpix. This acquisition facilitated the broadening of the Company's product line with the introduction of Excalibur Internet Spider, a multimedia web crawler that enables end users and application developers to access and leverage multimedia information published on intranets and the World Wide Web. Cost cutting measures taken in the first quarter of fiscal year 1998 helped offset the additional expenses associated with the Interpix development group. Streamlining of the services department and a reduction of the work force reduced employee related expenses of research and development.

The Company reorganized its sales force and made other changes to the overall organization at the end of the first quarter of fiscal year 1998. The Company reduced its workforce by approximately 10% and recorded a restructuring charge of $0.6 million in the first quarter. The charge consisted of severance pay and benefits for terminated employees. All expenditures relative to this restructuring charge were made in fiscal year 1998.

The activities for fiscal year 1999, including those discussed above, resulted in total expenses of $31.7 million, a 4% increase from total expenses of $30.6 million in the prior fiscal year. In fiscal year 1998, total expenses increased by 10% from $27.9 million in fiscal year 1997. The total number of employees increased from 168 at the beginning of the current fiscal year to 201 at January 31, 1999. The Company had 173 employees at January 31, 1997.

Due to a decreased level of invested funds, net interest income decreased from $0.8 million in 1997 to $0.4 million in 1998 and to $0.2 million in 1999. As discussed in Note 3 to the consolidated financial statements contained herein, the Company recorded its equity in the net loss of its affiliate, ETNV, for the fiscal year ended January 31, 1999. This charge in fiscal 1999, including the amortization of the excess of the Company's investment over the Company's share of the underlying net assets of ETNV and the elimination by the Company of its share of its gross profit included in ETNV's prepaid license balance at January 31, 1999, was $0.3 million. The corresponding charge was $0.5 million in fiscal year 1998 and $0.3 million in fiscal year 1997.

Liquidity and Capital Resources

In the fiscal year ended January 31, 1999, the Company's combined balance of cash, cash equivalents and investments in marketable securities decreased by $0.6 million to $5.9 million as summarized below (in thousands). At January 31, 1998 investments in marketable securities consisted of U.S. Treasury Bills with maturities of less than one year.


                          January 31,  January 31,
                             1999         1998       Change
                           --------    ---------   ---------
         Cash and
          cash equivalents  $ 5,851     $  4,939    $    912
         Investments              -        1,496      (1,496)
                           --------    ---------   ---------
          Total             $ 5,851     $  6,435    $   (584)
                           ========    =========   =========


The Company's operating activities used cash of $3.0 million in fiscal year 1999. The net loss of $3.9 million was offset by non-cash charges of $1.8 million, including $1.5 million in depreciation and amortization, $0.5 million in bad debt expense and $0.3 million for the Company's share of the net loss of ETNV and amortization of ETNV warrants. Reductions in accounts receivable provided $2.3 million while increases in prepaid expenses used $3.4 million. Reductions in accounts payable, accrued expenses and deferred revenues used $0.3 million.

In fiscal year 1998, cash of $4.4 million used to fund operations was significantly less than the $8.3 million net loss for the year due primarily to several non-cash charges. Those charges, which totaled $3.4 million, included acquired research and development costs of $1.3 million, depreciation and amortization of $1.5 million and the Company's share of the net loss of ETNV and amortization of ETNV warrants totaling $0.5 million. Reductions in accounts receivable and prepaid expenses provided $0.5 million.

During fiscal year 1999, investing activities provided $0.1 million. Net cash provided from the maturity of U.S. Treasury Bills totaled $1.5 million while purchases of computer and other equipment used $1.1 million. Loans to and investments in the Company's affiliate, ETNV, included in other assets, used $0.2 million. In fiscal year 1998, investing activities provided $6.1 million. Net cash of $6.9 million was provided from the maturity of U.S. Treasury Bills. Cash of $0.1 million was also provided as a result of the acquisition of Interpix. Cash was used to purchase computer and other equipment totaling $0.8 million and to make a $0.1 million loan to ETNV.

Financing activities provided $3.8 million in fiscal year 1999. A private placement of 325,000 shares of common stock to an unaffiliated financial institution at a purchase price of $10.00 per share provided $3.3 million. Cash of $0.6 million was provided from the exercise of employee stock options and issuances of stock under the employee stock purchase plan. In fiscal year 1998, the exercise of employee stock options and issuances of stock under the employee stock purchase plan provided $0.6 million.

The number of days sales outstanding ("DSO") at January 31, 1999 was 61, a decrease from 116 days at January 31, 1998. Management believes that the allowance for doubtful accounts of $0.7 million at January 31, 1999 is adequate.

As of January 31, 1999, the Company's balances of cash and cash equivalents was $5.9 million. The Company completed a private placement of 500,000 shares of its common stock in March 1999 at a purchase price of $10 per share. Net proceeds of $4.7 million from the placement will be used to fund ongoing operations and general corporate purposes of the Company. The current balance of cash, cash equivalents and investments is expected to be sufficient to fund the Company's current projected cash needs for the next fiscal year.

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

The Company's quarterly operating results have varied substantially in the past and are likely to vary substantially from quarter to quarter in the future due to a variety of factors. In particular, the Company's period-to-period operating results are significantly dependent upon the timing of the closing of large license agreements. In this regard, the purchase of the Company's products can require a significant capital investment from a potential customer which the customer generally views as a discretionary cost that can be deferred or canceled due to budgetary or other business reasons and can involve long sales cycles of six months or more. Estimating future revenues is also difficult because the Company ships its products soon after an order is received and, as such does not have a significant backlog. Thus, quarterly license fee revenues are heavily dependent upon a limited number of orders for large licenses received and shipped within the same quarter. Moreover, the Company has generally recorded a significant portion of its total quarterly license fee revenues in the third month of a quarter, with a concentration of these revenues occurring in the last half of that third month. This concentration of revenues is influenced by customer tendencies to make significant capital expenditures at the end of a fiscal quarter. The Company expects these revenue patterns to continue for the foreseeable future. Despite the uncertainties in its revenue patterns, the Company's operating expenses are based upon anticipated revenue levels and such expenses are incurred on an approximately ratable basis throughout a quarter. As a result, if expected revenues are deferred or otherwise not realized in a quarter for any reason, the Company's business,
operating  results  and  financial  condition  would  be  materially   adversely
affected.

As of January 31, 1999, the Company had net operating loss carryforwards ("NOLs") of approximately $67,957,000. The deferred tax assets representing the benefits of the NOLs have been offset completely by a valuation allowance due to the Company's lack of an earnings history. The Company incurred a net loss of $3,854,000 for the fiscal year ended January 31, 1999. The accumulated deficit of the Company at January 31, 1999 was $55,798,000. The realization of the benefits of the NOLs is dependent on sufficient taxable income in future fiscal years. Lack of future earnings, or a change in the ownership of the Company, could adversely affect the Company's ability to utilize the NOLs. Further, because there was a change in the ownership of ConQuest in fiscal year 1996, the Company's ability to utilize NOLs relating to ConQuest of approximately $3,233,000 may be limited. Despite the NOL carryforwards, the Company may have income tax liability in future years due to the application of the alternative minimum tax rules of the Internal Revenue Code.

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


Other Factors

Year 2000

On July 29, 1998, the Securities and Exchange Commission issued additional guidance on disclosures that public companies should make related to the Year 2000. The new release was effective for the Company's October 31, 1998 interim reporting. In addition to historical information, the disclosure contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors, risks and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements.

State of Readiness
The Company currently has facilities in six locations, each of which is responsible for its own development information technology systems, herein known as "Non-IT systems", while corporate information technology systems, herein known as "IT systems", are managed by the Company's Management Information Systems department ("MIS"). For the purposes of Year 2000 compliance, the corporate MIS department is managing the task of verifying that all Company systems are date compliant, including reviewing and analyzing all development platforms, not directly under MIS control. This umbrella process was initiated in order to ensure the Company would be able to continue developing its products without disruption after January 1, 2000. To ensure that Non-IT and IT systems are, or will be, compliant; the Company has undertaken a full survey of all systems within the Company at all locations. This survey covers all user desktop and laptop systems; all IT systems, servers, and operating systems; all critical applications, including financial, accounting, corporate database, human resources and administrative systems; and all Non-IT systems, servers, operating systems and third party coding products. The majority of the Company's efforts regarding Year 2000 readiness are associated with internal data processing systems. In all material respects, products manufactured by the Company are already Year 2000 compliant, although the individual platforms upon which product(s) are developed are still under review and analysis. Due to the recent upgrade of many of the Company's IT systems, the majority of these systems are either currently prepared for Year 2000 in all material respects or are in the process of being upgraded to standardized systems and applications which will meet this objective. Most IT systems and applications which are deemed Year 2000 compliant by the software vendors are tested by the Company to verify these claims. At this time, critical financial, accounting and corporate database systems have been tested, and Non-IT systems are in the process of being tested. These testing proportions are related to both the magnitude and perceived risk of system non-compliance and future testing will be scheduled in accordance with these criteria. For the remaining IT systems and the Non-IT systems, plans with critical dates are being developed to monitor the Company's progress toward the overall objective of Year 2000 compliance. The Company's anticipates readiness for Year 2000 by early in the fourth quarter of fiscal year 2000.

Costs to Address Year 2000 Issues
Historical and estimated costs of remediation to this point have not been material. The Company has resolved IT systems compliance issues through normal replacement and upgrades of software. Non-IT systems are being addressed on a case by case basis through the use of existing MIS resources. Most of the Non-IT systems remedial activity to this point has involved applying low or zero cost patches to operating systems and platforms using existing MIS resources to achieve a date compliance level. The Company will continue to monitor Year 2000 remediation costs and will update its estimate of future remediation costs, if any, as it completes its Non-IT systems analysis.

Key Considerations and Contingency Plans
At the current time, the Company's Year 2000 readiness plan anticipates that both IT and Non-IT systems and applications will be Year 2000 compliant in all material respects by early in the fourth quarter of fiscal year 2000. This assessment is based on the Company's analysis to date and detailed findings at its Vienna, Virginia and Columbia, Maryland locations. There can be no assurance, however, of complete compliance based on the status to date. However, since the Company is not dependent upon any single IT or Non-IT system for the majority of its revenue, it is unlikely that any single system will have an adverse effect on the Company as a whole. Contingency plans will involve the procurement of newer platforms for Non-IT systems and the temporary use of standardized commercial off-the-shelf replacement modules for IT applications and business functions. While at present there are no indications that any contingency plans will be necessary or that there will be revenue disruptions, there can be no assurances that this will necessarily be the case.

EURO Conversion

On January 1, 1999, the exchange rates of eleven countries (Germany, France, the Netherlands, Austria, Italy, Spain, Finland, Ireland, Belgium Portugal, and Luxembourg) were fixed amongst one another and became the currencies of the EURO. The currencies of the eleven countries will remain in circulation until mid-2002. The EURO currency will be introduced on January 1, 2002. The Company does not expect future balance sheets and statements of earnings and cash flows to be materially impacted by the EURO Conversion.


New Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," during the first quarter of fiscal 1999. SFAS 130 requires additional disclosures with respect to certain changes in assets and liabilities that previously were not required to be reported as results of operations for the period.

In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." FAS 131 supercedes FAS 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. FAS 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of FAS 131 did not affect results of operations or financial position but did affect the disclosures of segment information. The Company accounts for all operations as one segment.

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

The American Institute of Certified Public Accountants has issued Statement of Position 98-9, "Modification of SOP-97-2, Software Revenue Recognition, With Respect to Certain Transactions." SOP 98-9 is effective for revenue transactions entered into in the Company's fiscal year 2001. The Company has evaluated SOP 98-9 and does not believe its adoption will have a material effect on the financial statements.

Item 7A.  Market Risk

The Company's market risk is principally confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures. International revenues from ETIL, the Company's foreign sales subsidiary located in the United Kingdom, were approximately 26% of total revenue in fiscal year 1999. International sales are made mostly from the Company's foreign subsidiary and are typically denominated in British pounds, the local currency. Additionally, the subsidiary incurs most of its expenses in the local currency. Accordingly, the local currency is ETIL's functional currency.

The Company's exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States are charged to ETIL. The Company is also exposed to foreign exchange rate fluctuations as the financial results of ETIL are translated into U.S. dollars in consolidation. As exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.


Item 8. Financial Statements and Supplementary Data.

Financial statements and supplementary data of the Company are submitted as a separate section of this Annual Report on Form 10-K.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                             PART III

Item 10.   Directors and Executive Officers of the Registrant.

Information Concerning Directors and Executive Officers


Name                        Age       Position
----                        ---       --------

Donald R. Keough            72        Chairman of the Board of Directors

Patrick C. Condo            42        President and Chief Executive Officer,
                                      Director

Richard M. Crooks, Jr.      59        Director

John S. Hendricks           47        Director

W. Frank King III           59        Director

John G. McMillian           72        Director

Philip J. O'Reilly          61        Director


Donald R. Keough has been Chairman of the Board of Directors and a Director of the Company since June 1996. Mr. Keough has been an advisor to the Board of Directors of the Coca-Cola Company since April 15, 1993, and Chairman of the Board of Allen & Company Incorporated, a New York investment banking firm that is the Company's largest shareholder, since April 15, 1993. Mr. Keough retired as President, Chief Operating Officer and a Director of the Coca-Cola Company on April 15, 1993, where he had been employed since 1950. From 1986 to 1993, he also served as Chairman of the Board of Coca-Cola Enterprises, Inc., the world's largest bottling system. Mr. Keough serves on the Board of Directors of Allen & Company Incorporated, H.J. Heinz Company, The Washington Post Company, McDonald's Corporation and USA Networks, Inc.

Patrick C. Condo was named President and Chief Executive Officer in November 1995, and a Director in January 1996. Mr. Condo was President from May 1995 to November 1995. He became Executive Vice President in January 1995 after serving as the Director of Business Development from November 1992. From October 1987 to November 1992, Mr. Condo held several manager level positions for Digital Equipment Corporation's Image, Video and Voice Business Unit and Software Business Group in New Hampshire.

Richard M. Crooks, Jr. has been a Director of the Company since June 1990 and was Chairman of the Board from June 1990 to June 1996. Mr. Crooks has been President of RMC Consultants, a financial advisory services firm, since June 1990. Mr. Crooks is a director of and consultant to Allen & Company
Incorporated. Mr. Crooks served as a Managing Director of Allen & Company Incorporated for more than five years prior to June 1990. Mr. Crooks is a director  of  Cypress  Bioscience  Inc.,  a  biotechnology  company  engaged  in developing, manufacturing and marketing products for the treatment of immune-related diseases and cancers.

John S. Hendricks was appointed as a Director of the Company in May 1997. He has been Chairman and Chief Executive Officer of Discovery Communications, Inc., a privately held, diversified media company, since he founded the company in 1982 in order to develop a new cable television service. The effort resulted in the launch of the Discovery Channel in 1985, which has become one of the world's largest cable television networks. Mr. Hendricks is a member of the boards of various cable television industry groups, educational institutions and other organizations promoting natural history and science. Mr. Hendricks is Chairman of the Board of Governors of the National Academy of Cable Programming.

W. Frank King III was elected a Director of the Company in June 1992. He is presently a private investor. Dr. King served as President, Chief Executive Officer, and a Director of PSW Technologies, Inc., a leading provider of technology for open systems computing, from 1992 to August 1998. From 1988 to November 1991, Dr. King was a Senior Vice President of Development of Lotus Development Corporation. Prior to joining Lotus, Dr. King held various positions with IBM over 19 years, the most recent as Vice President of Development in its Entry Systems Division. Dr. King is a director of SystemSoft Corporation, a software engineering company; Auspex, Inc., a computer server manufacturer; Best Software Inc., a provider of human resource, asset and payroll management software solutions; and Natural Microsystems, Inc., a developer of telephony products.

John G. McMillian was elected a Director in June 1996. Mr. McMillian owns a half interest in Peter Hughes Diving Company, a charter company, and Contender Boats, Inc., a boat manufacturer. He was Chairman and Chief Executive Officer of Allegheny & Western Energy Corporation, a natural gas production and distribution company, from July 1987 until July 1995, when the company was sold. Mr. McMillian serves on the Advisory Committee of Sun Trust Miami, N.A.

Philip J. O'Reilly has been a Director of the Company since April 1988. Mr. O'Reilly is a partner in the law firm of O'Reilly, Marsh, Kearney & Corteselli P.C., in Mineola, New York. Mr. O'Reilly has been in private practice for more than the past five years. Mr. O'Reilly is a director of Cypress Bioscience Inc., a biotechnology company engaged in developing, manufacturing and marketing products for the treatment of immune-related diseases and cancers.

Information Concerning the Board of Directors and Its Committees

The Board of Directors held six meetings during the fiscal year ended January 31, 1999. Each incumbent director attended more than 75% of the aggregate number of meetings of the Board of Directors and appropriate Committees held during fiscal year 1999 since their election.

The Board of Directors has established a number of Committees. The Audit Committee, consisting of Mr. McMillian (Chairman), Dr. King and Mr. O'Reilly, met seven times during fiscal year 1999. The Audit Committee meets with the Company's management, including its Chief Financial Officer, and its independent accountants several times a year to discuss internal controls and accounting matters, the Company's financial statements, and the scope and results of the auditing programs of the independent accountants. The Compensation Committee, currently composed of three directors, Messrs. Crooks (Chairman), Hendricks and O'Reilly, administers management compensation and makes recommendations in that regard to the Board. The Compensation Committee met on two occasions during fiscal 1999. The Stock Option Plan Administration Committee, which currently consists of Messrs. Crooks (Chairman) and O'Reilly, administers the Company's Stock Option Plans. The Stock Option Administration Committee met twice during fiscal 1999.

Each non-employee director is paid $5,000 for each meeting of the Board or its Committees attended, whether in person or by telephone, up to a maximum of $20,000 per fiscal year. Messrs. Keough and Crooks are not paid the foregoing fees. All directors are reimbursed for their expenses in attending meetings of the Board or its Committees. Each non-employee director receives options to purchase 25,000 shares of common stock of Excalibur upon joining the Board and additional options to purchase 25,000 shares of common stock of Excalibur after each subsequent five-year period of service as a member of the Board. The Chairman may be granted additional options to purchase 25,000 shares of common stock of Excalibur upon being elected Chairman and after each subsequent five-year period of service. Mr. Keough has not been granted any stock options.


Executive Officers and Key Employees of the Registrant

Each year, the Board of Directors appoints the executive officers of the Company to serve until the next Annual Meeting of Shareholders and until their successors have been duly appointed and qualified. The following information indicates the position, age and business experience of the current executive officers, Messrs. Condo, Buchanan and Nelson, as well as key employees of the Company. There are no family relationships between any of the executive officers of the Company.


Name                     Age       Position
----                     ---       --------

Patrick C. Condo         42        President  and Chief  Executive Officer

James H. Buchanan        43        Vice President, Chief Financial Officer,
                                   Treasurer and Secretary

Paul E. Nelson           36        Senior Vice President, Product Development

Daniel C. Agan           46        Vice President, Worldwide Marketing

Steven S. Biegler        50        Vice President, Customer Services

Kamran Khan              35        Vice President, Worldwide Sales

David Nunnerley          42        Vice President, Visual Product Development



See the discussion included in the preceding section for the business experience of Mr. Condo.

James H. Buchanan joined the Company as Chief Financial Officer in September 1995. Mr. Buchanan was elected Secretary and Treasurer of the Company on November 17, 1995. From March 1991 to August 1995, Mr. Buchanan was Vice President, Controller and Treasurer of Legent Corporation, a software development company. Prior to that, he held several financial management positions with Norfolk Southern Corporation and PepsiCo. Mr. Buchanan is a certified public accountant.

Paul E. Nelson was named the Company's Senior Vice President, Product Development in January 1998. Mr. Nelson served as a Director of the Company from January 1, 1997 to July 21, 1997. He joined the Company as Vice President, Text Products in July 1995 in connection with the Company's acquisition of ConQuest Software, Inc. ("ConQuest"), a company that Mr. Nelson co-founded in 1990. Mr. Nelson was Senior Vice President of Product Development and a Director of ConQuest.

Daniel C. Agan joined the Company as Vice President, Worldwide Marketing in September 1996. From 1991 through 1996, Mr. Agan was President and Chief Executive Officer of Agan Associates, Limited, a marketing consulting firm with experience providing executive-level service to a diverse range of clients in the technology, on-line and broadcasting industries. Prior to this, Mr. Agan spent fifteen years with the Public Broadcasting Service (PBS) where he served in a variety of capacities, most notably as Senior Vice President for National Programming and Promotion.

Steven S. Biegler was named Vice President, Customer Services in February 1998. Since joining the Company in May 1996 as Director of Professional Services, Mr. Biegler has overseen technical support, implementation services, education services and software manufacturing, shipping and receiving. From 1995 to 1996, Mr. Biegler was Vice President of Operations for Seiko Computer Systems. Prior to that, he was Vice President of Product Support and Installations for Summit Information Systems since 1993.

Kamran Khan was named Vice President, Worldwide Sales in May 1997. Previously, Mr. Khan held several sales management positions since joining the Company in September 1993. Mr. Khan served as general manager of the Company's international sales operation and wholly-owned subsidiary Excalibur Technologies, Ltd., located in the United Kingdom, from August 1995 until his appointment to Vice President. Prior to joining the Company, Mr. Khan held various positions, including regional business manager, with PAFEC Limited, a leading firm in the United Kingdom involved with the development and implementation of computer-aided engineering and engineering document management software systems.

David Nunnerley was named Vice President, Visual Product Development in February 1998 and has been instrumental in the development of the Company's visual products since joining the Company in 1996. From 1994 to 1996, Mr. Nunnerley was Vice President of Engineering for Videopress Software, a software company providing video delivery products and solutions to cable companies deploying cable modems. Prior to that, Mr. Nunnerley held various product management/marketing roles and management positions with Digital Equipment Corporation.

Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 and regulations of the SEC thereunder require the Company's executive officers and directors, and persons who own more that ten percent of a registered class of the Company's equity securities, to file reports of initial ownership and changes in ownership with the SEC. Based solely on its review of copies of such forms received by the Company, or on written representations from certain reporting persons that no other reports were required for such persons, the Company believes that during or with respect to the period from February 1, 1998 to January 31, 1999 all of the Section 16(a) filing requirements applicable to its executive officers, directors and ten percent shareholders were complied with on a timely basis.

Item 11.   Executive Compensation.

Summary Compensation Table

The following table presents information concerning the compensation of the Chief Executive Officer and each of the other most highly compensated executive officers during the 1999 fiscal year (collectively, the "Named Executive Officers") for services rendered in all capacities to the Company for the fiscal year ended January 31, 1999, as well as the previous two fiscal years:

                                                                     Long Term Compensation
                                                             ----------------------------------------
                                   Annual Compensation              Awards               Payouts
                               ----------------------------  ----------------------  ----------------
                                                    Other                Securities            All
                                                    Annual   Restricted  Under-                Other
                                                    Compen-  Stock       lying        LTIP     Compen-
Name and Principal      Fiscal                      sation   Award(s)    Options/     Payouts  sation
Position                Year   Salary($)  Bonus($)    ($)      ($)         SAR's(#)    ($)       ($)
--------------------    ----   ---------  --------  -------  ----------  ----------   -------  -------
Patrick C. Condo        1999   225,000    71,281      --       --          --           --       --
Chief Executive         1998   200,000    86,000      --       --        400,000 <F1>   --       --
Officer and President   1997   200,000    46,200      --       --          --           --       --

James H. Buchanan       1999   180,000    57,024      --       --         10,000        --       --
Vice President, Chief   1998   165,514    70,950      --       --        150,000 <F2>   --       --
Financial Officer,      1997   155,688    34,650      --       --          --           --       1,395 <F3>
Secretary and Treasurer

Paul E. Nelson          1999   165,000    81,800      --       --          --           --       --
Senior Vice President,  1998   157,500    69,586      --       --         84,750 <F4>   --       --
Product Development     1997   150,000    34,650      --       --          --           --       --


<F1> This amount includes  options to purchase  300,000 shares that were granted in prior years and subsequently repriced on May 8, 1997.

<F2> This amount includes  options to purchase  100,000 shares that were granted in prior years and subsequently repriced on May 8, 1997.

<F3> Other  compensation  includes  the  reported  value of a quota  club  trip attended by the officer's spouse.

<F4> Represents  options to purchase  84,750  shares that were granted in prior years and subsequently repriced on May 8, 1997.

Option Grants in Last Fiscal Year

The following table sets forth certain information concerning options granted during fiscal 1999 to the Named Executive Officers.



                                                            Potential Realizable
                Individual Grants                             Value at Assumed
                -----------------                              Annual Rates of
                          % of Total                             Stock Price
                          Options                              Appreciation for
                          Granted to       Exercise              Option Term(2)
             Options      Employees in     or Base   Expiration  -------------
  Name       Granted (#)  Fiscal Year (1)  Price        Date     5%($)  10%($)
-----------  -----------  ---------------  --------  ----------  -----  ------
Patrick C.
  Condo           --             --            --         --       --      --


James H.
  Buchanan     10,000           4.0%         $6.25     9/01/08   39,306  99,609


Paul E.
  Nelson          --             --            --         --       --      --

-------------------------------------------

(1) These options vest in equal 12-1/2% increments every six months from the dates of original grant.

(2) The amounts shown are hypothetical gains that would exist for the respective options if exercised at the end of the option term. The assumed 5% and 10% rates of stock price appreciation are mandated by rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of future increases in the price of its Common Stock.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Values


The following table sets forth, as of January 31, 1999, the number of options and the value of exercised and unexercised options held by the Named Executive Officers.

------------------------------------------------------------------


                                          Number of
                                          Securities
                                          Underlying       Value of
                                          Unexercised      Unexercised
                     Shares               Options/SARS     In-the Money
                    Acquired              at Fiscal        Options/SARS at
                       on      Value      Year-End (#)     Fiscal Year-End ($)
                    Exercise  Realized    Exercisable/     Exercisable/
      Name            (#)        ($)      Unexercisable    Unexercisable (1)
----------------   --------   --------   ---------------   -------------------

Patrick C. Condo       --         --     287,500/112,500   $1,742,988/$494,212


James H. Buchanan      --         --      87,500/ 72,500     $516,387/$334,693


Paul E. Nelson         --         --      74,156/ 10,594     $468,147/ $66,880



(1) The closing price of the Company's common stock on January 29, 1999, the last trading day of the Company's fiscal year, was $11.063 per share.


Employment Agreements

Under an agreement between the Company and Patrick C. Condo, President and Chief Executive Officer entered into in May 1998, Mr. Condo will be paid an amount equal to twelve months of base salary plus bonus compensation and continuation of his employee benefits for one year in the event Mr. Condo's employment is terminated or he is removed from his position as Chief Executive Officer within six months following certain "change of control" events relating to the Company. Such arrangement was approved by the full Board of Directors. For fiscal 1999, Mr. Condo's annual salary and bonus amounted to $296,281.

The offer of employment letter dated September 7, 1995 for James H. Buchanan, Chief Financial Officer, Secretary and Treasurer of the Company, stipulates that Mr. Buchanan will be paid an amount equal to twelve months of base salary in semi-monthly installments should his employment be terminated by the Company without cause.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee during fiscal 1999 were Messrs. Crooks, Hendricks and O'Reilly, none of whom is an officer or employee of the Company or its subsidiaries. No member of the Compensation Committee or executive officer of the Company has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of March 29, 1999, information concerning the ownership of Common Stock of the Company of (i) all persons known to the Company to beneficially own 5% or more of the Company's Common Stock, (ii) each director of the Company, (iii) each Named Executive Officer and (iv) all directors and executive officers of the Company as a group.


                                  Amount and Nature      Percent
Name and Address                  of Beneficial          of Class
of Beneficial Owner               Ownership (1)           Owned
-------------------               -------------           -----

Allen & Company Incorporated      3,725,846 (2)(3)        26.6%
711 Fifth Avenue
New York, NY 10022

Alliance Capital Management L.P.    818,100 (4)            5.9%

Donald R. Keough                    130,000 (5)              *

Patrick C. Condo                    313,997 (6)            2.2%

Richard M. Crooks, Jr.              399,750 (7)            2.9%

John S. Hendricks                    25,000 (8)              *

W. Frank King III                    38,000 (9)              *

John G. McMillian                    40,000 (10)             *

Philip J. O'Reilly                   55,000 (11)             *

James H. Buchanan                   110,062 (12)             *

Paul E. Nelson                      363,185 (13)           2.6%

All directors and executive
officers as a group (9 persons)   1,474,994 (14)          10.2%


*   Represents less than one percent of the outstanding common stock.

(1) To the Company's knowledge, each person listed has sole voting and investment power as to the shares indicated, except as described below.

(2) Does not include shares owned by persons, including Messrs. Keough and Crooks and entities which, together with Allen & Company Incorporated, may be considered a "group," as such term is defined by Section 13(d) of the Securities Exchange Act of 1934, because (as reported on Schedule 13D filed with the SEC on July 21, 1997) many of these persons or entities are Allen stockholders, officers, directors, relatives or affiliates of the foregoing. No person or entity included in this possible "group," with the exception of Allen & Company Incorporated, owns 5% or more of the outstanding common stock.

(3) Includes 271,800 shares of common stock issuable upon conversion of 27,180 shares of the Company's cumulative convertible preferred stock.

(4) Based on information contained in a Schedule 13G filed with the Securities and Exchange Commission on February 16, 1999 by The Equitable Companies Incorporated and other entities as parent holding companies of Alliance Capital Management L.P.

(5) Does not include shares owned by Allen & Company Incorporated, of which Mr. Keough is Chairman of the Board, and as to which shares Mr. Keough disclaims beneficial ownership.

(6) Includes (a) 10,000 shares of common stock owned beneficially but not of record upon exercise of stock options at a price of $4.75 per share expiring November 13, 2002; (b) 15,000 shares of common stock owned beneficially but not of record upon exercise of stock options at a price of $4.75 per share, expiring January 4, 2004; (c) 75,000 shares of common stock owned beneficially but not of record upon exercise of stock options at a price of $4.75 per share, expiring December 6, 2004; (d) 87,500 shares of common stock owned beneficially but not of record, issuable upon exercise of stock options at a price of $4.75 per share, expiring June 2, 2005; (e) 87,500 shares of common stock owned beneficially but not of record, issuable upon exercise of stock options at a price of $4.75 per share expiring November 1, 2005; and (f) 37,500 shares of common stock owned beneficially but not of record, issuable upon exercise of stock options at a price of $7.63 per share expiring August 13, 2007.

(7) Includes (a) 50,000 shares of common stock owned beneficially but not of record, issuable upon exercise of stock options of the Company at a price of $16.10 per share expiring June 28, 2000, and (b) 50,000 shares of common stock issuable upon exercise of stock options of the Company at a price of $20.56 per share expiring November 27, 2005. Does not include shares owned by Allen & Company Incorporated, of which Mr. Crooks is a director and as to which shares Mr. Crooks disclaims beneficial ownership.

(8) Includes 25,000 shares of common stock owned beneficially but not of record, issuable upon exercise of stock options the Company at a price of $4.875 per share expiring June 2, 2007.

(9) Includes (a) 13,000 shares of common stock owned beneficially but not of record, issuable upon exercise of stock options of the Company at a price of $12.50 per share, expiring July 2, 2002; and (b) 25,000 shares of common stock owned beneficially but not of record, issuable upon exercise of stock options of the Company at a price of $4.75 per share, expiring May 8, 2007.

(10)Includes (a) 25,000 shares of common stock owned beneficially but not of record, issuable upon exercise of stock options of the Company at a price of $22.50 per share, expiring June 28, 2006, and (b) 10,000 shares of common stock owned beneficially but not of record, issuable upon exercise of stock options of the Company at a price of $14.00 per share, expiring October 28, 2006.

(11)Includes (a) 25,000 shares of common stock owned beneficially but not of record, issuable upon exercise of stock options of the Company at a price of $13.00 per share expiring March 12, 2003; and (b) 25,000 shares of common stock owned beneficially but not of record, issuable upon exercise of stock options of the Company at a price of $6.75 per share expiring December 1, 2008.

(12)Includes (a) 26,250 shares of common stock owned beneficially but not of record, issuable upon exercise of stock options of the Company at a price of $4.75 per share expiring September 13, 2005; (b) 61,250 shares owned beneficially but not of record, issuable upon exercise of stock options of the Company at a price of $4.75 per share expiring November 1, 2005; (c) 18,750 shares of common stock owned beneficially but not of record, issuable upon exercise of stock options of the Company at a price of $4.75 per share expiring August 13, 2007; and (d) 2,500 shares of common stock owned beneficially but not of record, issuable upon exercise of stock options of the Company at a price of $6.25 per share expiring September 1, 2008.

(13)Includes 74,156 shares of common stock owned beneficially but not of record, issuable upon exercise of stock options of the Company at a price of $4.75 per share expiring July 20, 2005.

(14)Includes 743,406 shares of common stock owned beneficially but not of record, issuable upon the exercise of options to purchase common stock of the Company.



Item 13.   Certain Relationships and Related Transactions.

Donald R. Keough, the Chairman of the Board of Directors of the Company, is the Chairman of the Board of Allen & Company Incorporated ("Allen"). Richard M. Crooks, Jr., a director of the Company, is a director of and consultant to Allen.

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

See also "Compensation Committee Interlocks and Insider Participation" above.

                              PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)   Documents filed as part of Form 10-K

      1.Financial Statements:

        The following financial statements of the Company are submitted in a separate section pursuant to the requirements of Form 10-K, Part I, Item 8 and Part IV, Items 14(a) and 14(d):

        Index to Consolidated Financial Statements
        Reports of Independent Public Accountants
        Consolidated Balance Sheets
        Consolidated Statements of Operations and
          Other Comprehensive Income (Loss)
        Consolidated Statements of Shareholders' Equity
        Consolidated Statements of Cash Flows
        Notes to Consolidated Financial Statements

      2.Schedules Supporting Financial Statements:

        The following schedule is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Company's consolidated financial statements:

        Report of Independent Public Accountants on Schedule II for the years ended January 31, 1998 and 1997

        Schedule II, Valuation and Qualifying Accounts

        All other schedules are omitted because they are not required, are inapplicable, or the information is otherwise shown in the consolidated financial statements or notes to the consolidated financial statements.

      3.Exhibits:

Exhibit Number and Description


         2.01   Agreement and Plan of Merger Between Excalibur,  Excalibur
                Acquisition   Corporation  and  ConQuest  Software,
                Inc., dated July 5, 1995. (2)

         2.02   Agreement  of  Merger   Between   Excalibur,   EXCA
                Acquisition   Corporation  and  Interpix   Software
                Corporation dated May 2, 1997. (7)

         3.01   Certificate   of    Incorporation    of   Excalibur
                Technologies Corporation. (1)

         3.02 Amendment of the Certificate of Incorporation dated June 28, 1996. (6)

         3.03   Bylaws of Excalibur Technologies Corporation. (1)

        10.01   Incentive Stock Option Plan, dated April 1989. (1)

        10.02   Agreement  and Plan of  Merger  Between  Excalibur,
                Excalibur  Acquisition   Corporation  and  ConQuest
                Software, Inc., dated July 5, 1995. (2)

        10.03   1995 Incentive Plan, dated November 1995. (3)

        10.04   ConQuest Incentive Stock Option Plan, dated August 19, 1993. (4)

        10.05 Office Lease (10440 Little Patuxent Parkway, Suite 800, Columbia, Maryland), commencing January 1, 1996. (4)

        10.06 Office Lease (1959 Palomar Oaks Way, Carlsbad, California), commencing November 15, 1995. (4)

        10.07   Excalibur Technologies Corporation Employee Stock
                Purchase Plan, effective August 1, 1996. (5)

        10.08 Office Lease (4675 Stevens Creek Boulevard, Santa Clara, California 95051), commencing July 1, 1997. (7)

        10.09 Office Lease (1921 Gallows Road, Vienna, Virginia 22182), commencing May 1, 1999.

        10.10 Employment agreement with James H. Buchanan, dated September 7, 1995.

        21.01   Subsidiaries of Excalibur Technologies Corporation.

        23.01 Consent of PricewaterhouseCoopers LLP, Independent Public Accountants.

        27.01   Financial Data Schedule

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

(3) Incorporated herein by reference to the Proxy Statement for the 1995 Annual Meeting of Shareholders, dated October 16, 1995.

(4) Incorporated herein by reference to Form 10-K for the year ended January 31, 1996, filed April 30, 1996.

(5) Incorporated herein by reference to the Proxy Statement for the 1996 Annual Meeting of Shareholders, dated May 28, 1996.

(6) Incorporated herein by reference to Form 10-K for the year ended January 31, 1997, filed April 28, 1997.

(7) Incorporated herein by reference to Form 10-K for the year ended January 31, 1998, filed April 23, 1998.

(b)  Reports on Form 8-K.

Two Forms 8-K were filed during the last quarter of fiscal year 1999. On November 4, 1998, the Company filed a Form 8-K for Item 4, reporting the disengagement of its independent accounting firm. On November 9, 1998, the Company filed a Form 8-K for Item 4, reporting the engagement of its new independent accounting firm.




Index to Consolidated Financial Statements                            Page
------------------------------------------                            ----

Reports of Independent Public Accountants                             F-1, F-2,
                                                                      F-21

Consolidated Balance Sheets
      As of January 31, 1999 and 1998                                 F-3

Consolidated Statements of Operations and Other
      Comprehensive Income (Loss)
      For the fiscal years ended January 31, 1999, 1998 and 1997      F-4

Consolidated Statements of Shareholders' Equity
      For the fiscal years ended January 31, 1999, 1998 and 1997      F-5

Consolidated Statements of Cash Flows
      For the fiscal years ended January 31, 1999, 1998 and 1997      F-6

Notes to Consolidated Financial Statements                            F-7

Schedule II - Valuation and Qualifying Accounts
      For the fiscal years ended January 31, 1999, 1998 and 1997      F-22

                Report of Independent Accountants


To the Stockholders and Board of Directors of Excalibur Technologies Corporation:


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Excalibur Technologies Corporation and its subsidiaries at January 31, 1999, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule for the year ended January 31, 1999, listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.





/s/PricewaterhouseCoopers LLP

McLean, Virginia
February 26, 1999, except for Note 1, Paragraph 4, as to which the date is March 30, 1999.

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Excalibur Technologies Corporation:

We have audited the accompanying consolidated balance sheet of Excalibur Technologies Corporation (a Delaware corporation) and subsidiaries as of January 31, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended January 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Excalibur Technologies Corporation and subsidiaries as of January 31, 1998, and the results of their operations and their cash flows for each of the two years in the period ended January 31, 1998 in conformity with generally accepted accounting principles.


                                          /s/ARTHUR ANDERSEN LLP


Washington, D.C.,
February 27, 1998

                       EXCALIBUR TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)


                                                           January 31,
                                                      --------------------
                 ASSETS                                 1999        1998
                                                      --------    --------
Current Assets:
   Cash and cash equivalents .......................  $  5,851    $  4,939
   U.S. government securities, at cost .............        --       1,496
   Accounts receivable, net ........................     6,402       9,189
   Prepaid expenses and other ......................     2,291       1,071
                                                      --------    --------
       Total current assets ........................    14,544      16,695

Equipment and leasehold improvements, net ..........     2,034       2,267
Other assets .......................................     3,134       1,083
                                                      --------    --------
                                                      $ 19,712    $ 20,045
                                                      ========    ========
  LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable ................................  $  1,933    $  2,106
   Accrued expenses ................................     1,829       1,886
   Deferred revenues ...............................     2,690       2,708
   Deferred compensation ...........................        86         247
                                                      --------    --------
       Total current liabilities ...................     6,538       6,947
                                                      --------    --------

Commitments and Contingencies

Shareholders' Equity:
   5% Cumulative convertible preferred stock,
      $0.01 par value, preference in liquidation
      $10 per share, 1,000 shares authorized;
      27 shares issued and outstanding .............       271         271
   Common stock, $0.01 par value, 40,000
      shares authorized; 13,689 and 13,179
      shares issued and outstanding ................       137         132
   Additional paid-in capital ......................    68,631      64,714
   Accumulated deficit .............................   (55,798)    (51,945)
   Accumulated other comprehensive loss ............       (67)        (74)
                                                      --------    --------
       Total shareholders' equity ..................    13,174      13,098
                                                      --------    --------
                                                      $ 19,712    $ 20,045
                                                      ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       EXCALIBUR TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                        OTHER COMPREHENSIVE INCOME (LOSS)
                      (in thousands, except per share data)

                                                 For the Fiscal Years Ended
                                                         January 31,
                                              --------    --------    --------
                                                1999        1998        1997
                                              --------    --------    --------
Revenues:
  Software ................................   $ 22,741    $ 17,202    $ 15,866
  Maintenance .............................      5,198       5,215       4,393
                                              --------    --------    --------
                                                27,939      22,417      20,259
                                              --------    --------    --------
Expenses:
  Cost of software revenues ...............      3,808       3,039       1,630
  Cost of maintenance revenues ............      1,320       1,219       1,618
  Sales and marketing .....................     13,501      13,184      14,430
  Research and product development ........      8,328       6,405       6,288
  General and administrative ..............      4,775       4,884       3,906
  Restructuring costs .....................       --           577        --
  Acquired in-process research
    and development .......................       --         1,284        --
                                              --------    --------    --------
                                                31,732      30,592      27,872
                                              --------    --------    --------

Operating loss ............................     (3,793)     (8,175)     (7,613)

Other income (expenses):
  Interest income, net ....................        239         374         781
  Equity in net loss of affiliate .........       (300)       (525)       (341)
                                              --------    --------    --------
Net loss ..................................   $ (3,854)   $ (8,326)   $ (7,173)

Dividends on preferred stock ..............         14          14          14
                                              --------    --------    --------
Net loss applicable to common stock .......   $ (3,868)   $ (8,340)   $ (7,187)
                                              ========    ========    ========

Basic and diluted net loss per common share   $  (0.29)   $  (0.64)   $  (0.58)

Weighted-average number of
   common shares outstanding...............     13,526      12,934      12,351

Other comprehensive income (loss):
Net loss ..................................   $ (3,854)   $ (8,326)   $ (7,173)
  Foreign currency translation adjustment .          7         (31)        (78)
                                              --------    --------    --------
Comprehensive loss ........................   $ (3,847)   $ (8,357)   $ (7,251)
                                              ========    ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       EXCALIBUR TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (in thousands)                                Accumulated
                                                                                   Other
                                                                                  Compre-
                         Preferred Stock   Common Stock     Add'l                 hensive
                         ---------------   ------------   Paid-in    Accumulated   Income
                           Shares     $    Shares    $    Capital      Deficit     (Loss)      Total
                           ------   -----  ------   ----  --------    ---------    ------     --------
Balance, January 31, 1996.     27   $ 271  11,953   $119   $51,272    $(36,446)    $  35      $15,251

Issuance of common stock
upon exercise of options..      -       -     146      1     1,416          -          -        1,417
Sale of common stock, net
of offering costs.........      -       -     350      4     8,384          -          -        8,388
Issuance of warrants to
ETNV investors............      -       -       -      -       758          -          -          758
Foreign Currency
Translation adjustment....      -       -       -      -         -          -        (78)         (78)
Net loss..................      -       -       -      -         -      (7,173)        -       (7,173)
                           ------   -----  ------   ----   --------   ---------    ------     --------
Balance, January 31, 1997.     27   $ 271  12,449   $124   $61,830    $(43,619)    $ (43)     $18,563

Issuance of common stock
upon exercise of options..      -       -     415      4       781          -          -          785
Issuance of common stock
for acquisition of
Interpix..................      -       -     275      3     1,819          -          -        1,822
Issuance of common stock
for Employee Stock
Purchase Plan.............      -      -       40      1       284          -          -          285
Foreign Currency
Translation adjustment....      -      -        -      -         -          -        (31)         (31)
Net loss..................      -      -        -      -         -      (8,326)        -       (8,326)
                           ------   -----  ------   ----   --------   ---------    ------     --------
Balance, January 31, 1998.     27   $ 271  13,179   $132   $64,714    $(51,945)    $ (74)     $13,098

Private Placement.........      -       -     325      3     3,247          -          -        3,250
Issuance of common stock
upon exercise of options..      -       -     167      2       533          -          -          535
Issuance of common stock
for Employee Stock
Purchase Plan.............      -      -       19      -       137          -          -          137
Foreign Currency
Translation adjustment....      -      -        -      -         -          -          7            7
Net loss..................      -      -        -      -         -      (3,854)        -       (3,854)
                           ------   -----  ------   ----   --------   ---------    ------     --------
Balance, January 31, 1999.     27   $ 271  13,689   $137   $68,631    $(55,798)    $ (67)     $13,174
                           ======   =====  ======   ====   ========   =========    ======     ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       EXCALIBUR TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                 For the Fiscal Years Ended
                                                         January 31,
                                               --------------------------------
                                                 1999        1998        1997
                                               --------    --------    --------
Cash Flows from Operating
Activities:
Net loss ...................................   $ (3,854)   $ (8,326)   $ (7,173)
Adjustments to reconcile net loss to
net cash used in operating activities:
   Depreciation and amortization ...........      1,486       1,540       1,367
   Bad debt expense ........................        493         250         150
   Acquired in-process research
   and development costs ...................        --        1,284         --
   Equity in net loss of affiliate .........        300         525         341
   Loss on disposal of assets ..............        --            2          36
Changes in operating assets and liabilities:
   Accounts receivable, net ................      2,349           4      (2,474)
   Prepaid expenses and other ..............     (3,425)        527        (767)
   Accounts payable and accrued expenses ...       (296)       (193)        (97)
   Deferred revenues .......................        (35)         11         (86)
                                               --------    --------    --------
   Net cash used in operating activities ...     (2,982)     (4,376)     (8,703)
                                               --------    --------    --------
Cash Flows from Investing Activities:
   Purchase of investments .................       (984)    (22,301)    (17,959)
   Proceeds from maturities of investments .      2,480      29,231      19,873
   Purchases of equipment and
   leasehold improvements ..................     (1,141)       (757)     (2,394)
   Other assets ............................       (256)        (95)       (556)
   Purchase of business, net of cash used ..       --            55        --
   Net cash provided by (used in)              --------    --------    --------
    investing activities ...................         99       6,133      (1,036)
                                               --------    --------    --------
Cash Flows from Financing Activities:
   Proceeds from the issuance of common stock     3,822         613       9,722
   Repayment of notes payable ..............       --           (40)        (39)
                                               --------    --------    --------
   Net cash provided by financing activities      3,822         573       9,683
                                               --------    --------    --------
Effect of Exchange Rate Changes on Cash ....        (27)        (76)       (162)
                                               --------    --------    --------
Net Increase (Decrease) in Cash
 and Cash Equivalents ......................        912       2,254        (218)

Cash and Cash Equivalents, beginning of year      4,939       2,685       2,903
                                               --------    --------    --------
Cash and Cash Equivalents, end of year .....   $  5,851    $  4,939    $  2,685
                                               ========    ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       EXCALIBUR TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)   THE COMPANY

Operations and Organization

The consolidated financial statements include the accounts of Excalibur Technologies Corporation ("Excalibur") and its wholly owned subsidiaries. These entities are collectively referred to hereinafter as the "Company." All significant intercompany transactions and accounts have been eliminated.

The Company designs, develops and markets enterprise-wide accurate, scalable and secure knowledge retrieval and digital asset management software solutions capable of supporting paper, text, image and video data. The Company offers consulting, training, product maintenance and system implementation services in support of its software products. The Company licenses its software products directly to commercial businesses and government agencies throughout North America, Europe and other parts of the world and also distributes its software products to end users through license agreements with value-added resellers, system integrators, original equipment manufacturers and other strategic partners.

The Company has incurred cumulative losses of approximately $19.4 million over the last three fiscal years and the accumulated deficit of the Company at January 31, 1999 was $55.8 million. The Company's operations are subject to certain risks and uncertainties including, among others, the dependence upon the timing of the closing on sales of large software licenses; actual and potential competition by entities with greater financial resources, experience and market presence than the Company; rapid technological changes; the success of the Company's product marketing and product distribution strategies; the risks associated with acquisitions and international expansion; the need to manage growth; the need to retain key personnel and protect intellectual property; and the availability of additional capital financing on terms acceptable to the Company.

The Company's balances of cash and cash equivalents at January 31, 1999, in addition to net proceeds of $4.7 million from a private placement in March 1999, are expected to provide sufficient cash to meet the Company's current projected needs for the next fiscal year. Historically, the Company has used cash provided primarily from sales of its common stock to fund its operating losses. If the Company fails to achieve its operating plan for fiscal year 2000, the Company's balance of cash and cash equivalents may be reduced substantially. The Company may be required to pursue additional external sources of financing to support its operations and capital requirements. There can be no assurance that external sources of financing will be available to fund the Company's ongoing operations or other capital requirements on terms acceptable to the Company.

Acquisition of Interpix Software Corporation

On May 5, 1997, the Company acquired Interpix Software Corporation, located in Santa Clara, California, a privately owned company and developer of a commercial technology enabling the collection, indexing, management and presentation of multimedia data on the Internet and corporate intranets. The purchase method of accounting was applied to this acquisition transaction and, accordingly, the results of operations of Interpix were included in the Company's consolidated results of operations from the date of acquisition. The results of operations for Interpix prior to the acquisition were not material.

The shareholders of Interpix received 275,000 shares of common stock of Excalibur in exchange for all of the outstanding common stock of Interpix. The total purchase price included the value of the Excalibur shares totaling $1,822,000 and out-of-pocket acquisition costs that totaled $45,000. The purchase price was allocated to the assets purchased and the liabilities assumed based upon their fair values on the date of acquisition. Approximately $1,284,000 of the purchase price was allocated to research and development projects in process and was expensed upon the effective date of the acquisition. The excess of the purchase price over the fair value of the net assets of Interpix was approximately $575,000. This amount represents intangible assets related to the completed technology base, the assembled workforce and tradenames acquired, is included in other assets in the consolidated balance sheet, and is being amortized on a straight-line basis over five years. Amortization expense for the year ended January 31, 1999 was approximately $111,000 and accumulated amortization at January 31, 1999 was $192,000.


(2)    SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

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

Revenue Recognition

The American Institute of Certified Public Accountants has issued Statement of Position 97-2, "Software Revenue Recognition," ("SOP 97-2") that supersedes Statement of Position 91-1. The Company has implemented SOP 97-2 in fiscal year 1999 and it has not had a material financial impact on the Company.

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

Research and Development Costs

Software development costs are included in research and development and are expensed as incurred. Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed" requires the capitalization of certain software development costs once technological feasibility is established, which the Company generally defines as completion of a working model. Capitalization ceases when the products are available for general release to customers, at which time amortization of the capitalized costs begins on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater. To date, the period between achieving technological feasibility and the general availability of such software has been short, and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs.

Cash, Cash Equivalents and Marketable Securities

For purposes of the consolidated balance sheets and statements of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. U.S. government securities are considered to be investments and are excluded from cash equivalents regardless of their maturities. Cash equivalents consist of funds deposited in money market accounts. Consequently, the carrying amount of cash and cash equivalents approximates fair value. The Company classifies its marketable securities as held-to-maturity securities. Accordingly, marketable securities, consisting entirely of U.S. government securities, are carried at cost, adjusted for premium and discount amortization. At January 31, 1998, the aggregate fair value of the securities based upon quoted market prices was $1.5 million.

Income Taxes

Deferred taxes are provided utilizing the liability method as prescribed by SFAS No. 109, "Accounting for Income Taxes," whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has provided a full valuation allowance against its net deferred tax asset as of January 31, 1999 and 1998, respectively.

Equipment and Leasehold Improvements

Office furniture and computer equipment are recorded at cost. Depreciation of office furniture and equipment is provided on a straight-line basis over the estimated useful lives of the assets, generally three to ten years. Amortization of leasehold improvements is provided on a straight-line basis over the shorter of the term of the applicable lease or the useful life of the asset.

Expenditures for normal repairs and maintenance are charged to operations as incurred. The cost of property and equipment retired or otherwise disposed of and the related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is reflected in current operations.

Net Loss Per Common Share

Basic earnings per share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share includes the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options to purchase 2,561,423 shares of common stock, warrants to purchase 148,500 shares of common stock with exercise prices ranging from $1.04 to $22.50 per share, and cumulative convertible preferred stock that were outstanding at January 31, 1999 were not included in the computation of diluted loss per share as their effect would be anti-dilutive. As a result, the basic and diluted loss per share amounts are identical.

Translation of Foreign Financial Statements

Assets and liabilities of foreign operations are translated at the year-end rate of exchange. Statements of operations are translated at the average rates of exchange during the year. Gains or losses from translating foreign currency financial statements are accumulated in a separate component of shareholders' equity.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, marketable securities and accounts receivable. Management believes that the Company's investment policy limits the Company's exposure to concentrations of credit risk. The Company sells its products primarily to major corporations, including distributors that serve a wide variety of U.S. and foreign markets, and to government agencies. The Company extends credit to its corporate customers based on an evaluation of the customer's financial condition, generally without requiring a deposit or collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains an allowance for anticipated losses. The allowance for doubtful accounts was $660,000 and $527,000 respectively, at January 31, 1999 and 1998.

Impairment of Long-lived Assets

The Company periodically evaluates the recoverability of its long-lived assets. This evaluation consists of a comparison of the carrying value of the assets with the assets' expected future cash flows, undiscounted and without interest costs. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions and projections. If the expected future cash flow, undiscounted and without interest charges, exceeds the carrying value of the asset, no impairment is recognized. Impairment losses are measured as the difference between the carrying value of long-lived assets and their fair value.

(3)   INVESTMENT IN AFFILIATE

In July 1996, the Company authorized the use of its name by Excalibur Technologies N. V. ("ETNV"), a Belgian company incorporated in June 1996 for the purpose of selling and marketing the Company's products and services within a large territory including most of Northern Europe and Italy. The Company contributed approximately $488,000 in cash to ETNV in consideration for 13.2% of its voting capital stock. In connection with the organization of ETNV, the Company issued warrants to purchase 148,500 shares of the Company's common stock to certain shareholders of ETNV. The warrants are exercisable at a price of $22.00 per share for a term of seven years but only if ETNV achieves certain financial objectives. The value of the warrants on the date of grant was estimated to be $758,000 and is included, net of amortization, in other assets in the consolidated balance sheets.

The Company's investment in ETNV is accounted for using the equity method. The investment exceeded the Company's share of the underlying net assets of ETNV by approximately $827,000. The excess is being amortized over a five-year period. The amortization of the excess, as well as the Company's share of ETNV's net loss for the period and the elimination of the Company's share of gross profit included in ETNV's prepaid license fees at January 31, 1999 and 1998 is included in equity in net loss of affiliate in the accompanying consolidated statements of operations for the fiscal years ended January 31, 1999, 1998 and 1997. The net balances of the investment in and advances to ETNV is included in other assets in the accompanying consolidated balance sheets. At January 31, 1999 and 1998, the investment balance was $471,000 and $544,000, respectively.

The Company granted to ETNV an exclusive license (the "License") to distribute certain of the Company's products to other authorized resellers and customers in the territory for approximately five years. If the revenues of ETNV in the fifth year exceed a certain level, the License shall automatically be renewed. If the License is not renewed, the other shareholders of ETNV may exercise an option to sell their shares to the Company according to a revenue-based formula. The Company recorded total revenues of $938,675 and $1,656,000 in the fiscal years ended January 31, 1999 and 1998, respectively, related to the License. In the fourth quarter of fiscal year 1999, ETNV did not make its contractually required payment totaling approximately $900,000.

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

(4)   CAPITALIZATION

Stock Offerings

During the second quarter of fiscal year 1999, the Company completed a private placement of 325,000 shares (the "Shares") of its common stock to an unaffiliated financial institution. The Company sold the Shares at a purchase price of $10.00 per share, representing the approximate fair market value of the stock on the date of issuance, resulting in proceeds to the Company of $3,250,000. The transaction was placed directly by the Company. The Shares were sold pursuant to an exemption from the registration requirements of the Securities Act of 1933.


Cumulative Convertible Preferred Stock

The Company has issued 271,000 shares of cumulative convertible preferred stock. The cumulative convertible preferred stock is convertible into common stock at the rate of 10 shares of common stock per share of cumulative convertible preferred stock. Holders of the cumulative convertible preferred stock are entitled to receive cumulative dividends of $0.50 per share per annum, payable annually on April 1 if declared by the Board of Directors, in cash or shares of common stock (to be determined by the Board of Directors) valued at the lower of $1.00 per share or the market price on the date of declaration. The amount of accumulated dividends that have not been declared or accrued at January 31, 1999 is approximately $56,000.

In the event of voluntary liquidation, dissolution or winding-up of the Company or upon any distribution of assets, whether voluntary or involuntary, holders of the convertible preferred stock would have a liquidation preference of $10 per share, plus accrued and unpaid dividends over holders of the Company's common stock.


(5)   EMPLOYEE BENEFIT PLANS

Stock Options

The Company has adopted certain stock option plans to attract, retain and reward key employees. The plans are administered by a Committee appointed by the Board of Directors, which has the authority to determine which officers, directors and key employees are awarded options pursuant to the plans and the terms and option exercise prices of the stock options. In addition, from time to time, the Board of Directors awards stock options outside the plans; no such awards occurred in fiscal years 1999, 1998 or 1997. Of the total number of shares authorized for stock options, options to purchase 2,561,423 shares are outstanding and 557,530 shares are available for future grants.

Each qualified incentive stock option granted pursuant to the plans has an exercise price equal to the fair market value of the underlying common stock at the date of grant, a ten-year term and typically a four-year vesting period. A non-qualified option granted pursuant to the plans may contain an exercise price that is below the fair market value of the common stock at the date of grant and/or may be immediately exercisable. The term of non-qualified options is usually five or ten years. The Company records expense related to certain non-qualified options and other stock-based compensation based on the difference between the fair market value of the underlying common stock at the date of award and the exercise price, if any, over the vesting period. There was no expense related to stock-based compensation awards recorded in the accounts during fiscal year 1999, 1998 or 1997.

The following table summarizes the Company's activity for all of its stock option awards:
                                                                      Weighted-
                                                                       Average
                                        Number of       Range of       Exercise
                                         Options     Exercise Prices     Price
                                         -------     ---------------     -----
Balance, January 31, 1996 ........      2,417,778     $ 1.04 - 26.21     $11.41

Granted ..........................        473,500      13.00 - 29.64      18.72
Exercised ........................       (142,455)      2.07 - 16.64      10.21
Canceled .........................        (85,665)      9.54 - 29.64      18.41
                                       ----------     ---------------    -------
Balance, January 31, 1997 ........      2,663,158       1.04 - 29.53      12.53

Granted ..........................        812,213       4.25 - 13.25       7.35
Exercised ........................       (413,060)      1.04 - 11.64       1.91
Canceled .........................       (430,675)      4.25 - 28.69      14.53
                                       ----------     ---------------    -------
Balance, January 31, 1998 ........      2,631,636       1.04 - 22.50       7.81

Granted ..........................        249,501       5.50 - 13.88       8.10
Exercised ........................       (166,815)      1.04 - 10.38       3.20
Canceled .........................       (152,899)      4.14 - 16.02       7.94
                                       ----------     ---------------    -------
Balance, January 31, 1999 ........      2,561,423     $ 1.04 - 22.50     $ 8.14
                                       ==========     ===============    =======



On May 7, 1997, the Board of Directors authorized a repricing program which allowed active current employees to elect to reprice all or some of their outstanding options to purchase shares of the Company's common stock, granted under the 1989 and the 1995 Incentive Plans and ranging in exercise price from $5.50 to $29.53 per share, to $4.75, the closing price of Excalibur common stock on May 7, 1997. Options to purchase approximately 1,176,000 shares of common stock were repriced. Stock options that were already vested and repriced were not exercisable until November 8, 1997.

Options to purchase 1,796,090, 1,530,918 and 1,738,246 shares of the Company's common stock were vested and exercisable at January 31, 1999, 1998 and 1997, respectively, at weighted-average exercise prices of $8.64, $8.89 and $10.56 per share, respectively.

The following table summarizes additional information about stock options outstanding at January 31, 1999:

                           Options Outstanding          Options Exercisable
                      ------------------------------   ---------------------
                                 Weighted-
                                 Average      Weighted-              Weighted-
                                 Remaining    Average                Average
  Range of            Number of  Contractual  Exercise   Number      Exercise
  Exercise Prices      Options   Life         Price    Exercisable    Price
  ----------------    ---------  -----------  ------   -----------    ------
  $ 1.04 to $4.63       203,571   7.48 years  $ 4.35      171,695     $ 4.31
  $ 4.75              1,094,388   6.41          4.75      838,887       4.75
  $ 4.88 to $ 8.56      522,000   7.50          7.29      203,798       7.46
  $ 8.63 to $17.02      641,464   5.01         13.72      481,710      14.78
  $20.56 to $22.50      100,000   7.11         21.53      100,000      21.53
  ----------------    ---------  -----------  ------   -----------    ------
                      2,561,423   6.40 years  $ 8.14     1,796,090    $ 8.64
                      =========  ===========  ======   ===========    ======


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

Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans made in fiscal years 1999, 1998 and 1997 consistent with the method of SFAS No.123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below (amounts in thousands except per share data).

                                             1999      1998      1997
                                           -------   -------   -------
          Net loss, as reported            $ 3,854   $ 8,326   $ 7,173
          Pro forma compensation expense     4,046     3,898     2,533
                                           -------   -------   -------
          Pro forma net loss               $ 7,900   $12,224   $ 9,706
                                           =======   =======   =======

          Basic and diluted net loss
          per common share, as reported    $  0.29   $  0.64   $  0.58

          Basic and diluted net loss
          per common share, pro forma      $  0.58   $  0.95   $  0.79


The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model. The following table shows the assumptions used for the grants that occurred in each fiscal year.

                                        1999           1998         1997
                                    ------------   ------------  ----------
       Expected volatility              65%            65%          60%
       Risk free interest rates     4.5% to 5.6%   5.7% to 6.5%     6.5%
       Dividend yield                   None          None          None
       Expected lives                 5 years        5 years       4 years

The weighted average fair value per share for stock option grants that were awarded in fiscal years 1999, 1998 and 1997 was $4.77, $4.24 and $9.76, respectively.

Employee Stock Purchase Plan

In June 1996, the Company's shareholders approved the adoption of a non-compensatory stock purchase plan for all active employees. Of the 250,000 shares of common stock that were reserved for issuance thereunder, 18,652, 40,252 and 3,253 shares were purchased by employees in fiscal year 1999, 1998 and 1997, respectively. The plan provides that participating employees may purchase common stock each plan quarter at a price equal to 85% of the closing price at the end of the quarterly period. Payment for the shares is made through authorized payroll deductions of up to 10% of eligible annual compensation.

Deferred Compensation

ConQuest Software Inc., a private software company acquired in June 1995 by the Company, entered into arrangements with certain of its officers, employees and independent consultants to defer a portion of their compensation. Deferred compensation of employees is restricted for use in the exercise of stock options. However, if an employee's options expire because the option terms lapse or because employment terminates, the employee may request cash redemption one year after expiration, with 90 days notice. During fiscal years 1999, 1998 and 1997, deferred compensation of $161,000, $654,000 and $99,000, respectively, was settled. The portion of the deferred compensation balance related to independent consultants was settled in fiscal year 1998.

Employee Savings Plan

The Company has an employee savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, participating eligible employees in the United States may defer up to 20 percent of their pre-tax salary, but not more than statutory limits. ConQuest had a similar plan established for the benefit of its employees that was merged into the Company's plan effective December 31, 1996. The Company did not make any contributions to the employee savings plan in fiscal years 1999, 1998, or 1997.


(6)   INCOME TAXES

As the Company incurred pretax losses for the fiscal years presented herein, there are no income taxes provided in the accompanying consolidated statements of operations. At January 31, 1999, the Company had net operating loss carryforwards ("NOLs") of approximately $67,957,000 that expire at various dates through fiscal year 2014. The realization of the benefits of the NOLs is dependent on sufficient taxable income in future fiscal years. Lack of future earnings, a change in the ownership of the Company, or the application of the alternative minimum tax rules could adversely affect the Company's ability to utilize the NOLs. Further, because there was a change in the ownership of ConQuest in fiscal year 1996, the Company's ability to utilize NOLs related to ConQuest's operations of approximately $3,233,000 may be limited.

The Company's net deferred tax assets at January 31, 1999 and 1998 were as follows (in thousands):

                                                  1999              1998
      Deferred tax assets                       --------          --------
          Net operating loss carryforwards of
             Excalibur, not yet utilized        $ 25,824          $ 24,256
          Net operating loss carryforwards of
             ConQuest, not yet utilized            1,229             1,229
          Other                                      513               427
                                                ---------         ---------
             Total deferred tax assets            27,566            25,912
          Valuation reserve                      (27,435)          (25,819)
                                                ---------         ---------
                                                     131                93
                                                    (131)              (93)
      Deferred tax liabilities                  ---------         ---------
             Net deferred tax assets            $      -          $      -
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


(7)    COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company conducts its operations using leased office facilities. The leases terminate at various dates through fiscal year 2004. The Company also has operating leases for automobiles at its foreign subsidiary that are included in the figures below. Future minimum rental payments under non-cancelable operating leases as of January 31, 1999 are as follows (in thousands):

                    Year Ending
                    January 31,
                    -----------
                        2000         $ 1,375
                        2001           1,446
                        2002           1,035
                        2003             579
                        2004             596
                                  ----------
                                     $ 5,031
                                  ==========

Total rental expense under operating leases, net of sublease income of $102,064, $292,425, and $253,484 in fiscal years 1999, 1998 and 1997, respectively, was approximately $1,303,000, $1,190,000 and $1,070,000, respectively.

Employment Agreements

Under an agreement between the Company and Patrick C. Condo, President and Chief Executive Officer entered into in May 1998, Mr. Condo will be paid an amount equal to twelve months of base salary plus bonus compensation and continuation of his employee benefits for one year in the event Mr. Condo's employment is terminated or he is removed from his position as Chief Executive Officer within six months following certain "change of control" events relating to the Company. Such arrangement was approved by the full Board of Directors.

The offer of employment letter dated September 7, 1995 for James H. Buchanan, Chief Financial Officer, Secretary and Treasurer of the Company, stipulates that Mr. Buchanan will be paid an amount equal to twelve months of base salary in semi-monthly installments should his employment be terminated by the Company without cause.


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


(9)   SEGMENT INFORMATION

Operations by Geographic Area

The major portion of the Company's sales to overseas customers during the three most recent fiscal years was made by the Company's foreign subsidiary, Excalibur Technologies International, Ltd. ("ETIL"), which was established in the United Kingdom during fiscal year 1993. The following table presents information about the Company's operations by geographical area (in thousands):

                                  Fiscal Years Ended January 31,
                                  ------------------------------
                                     1999      1998      1997
                                     ----      ----      ----
Sales to unaffiliated customers:
  United States                    $20,336   $14,134   $14,222
  United Kingdom                     4,490     3,460     1,915
  All Other                          3,113     4,823     4,122
                                   -------   -------   -------
                                   $27,939   $22,417   $20,259
                                   =======   =======   =======

Long-lived assets:
  United States                    $ 5,072   $ 3,255   $ 3,897
  All Other                             96        95       100
                                   -------   -------   -------
                                   $ 5,168   $ 3,350   $ 3,997
                                   =======   =======   =======

Major Customers

Revenues  derived  from  contracts  and orders  issued by  agencies  of the U.S.
Government   were   approximately   $4,493,000,   $5,379,000,   and  $6,004,000,
respectively, in the fiscal years ended January 31, 1999, 1998 and 1997. These revenues, expressed as a percentage of total revenues for the fiscal year, were approximately 16%, 24%, and 30%, respectively. Revenues derived from Inso Corporation in fiscal year 1999 of $2,958,000 accounted for 11% of the Company's total revenues. No single customer accounted for 10% or more of the Company's revenue in the fiscal years ended January 31, 1998 and 1997.


(10)  OTHER FINANCIAL DATA

a) Prepaid expenses and other at January 31,1999 and 1998 consisted of the following (in thousands):


                                    1999        1998
                                   ------      ------
Prepaid licenses                   $1,510      $   -
Prepaid other                         781       1,071
                                   ------      ------
                                   $2,291      $1,071
                                   ======      ======


b) Equipment and leasehold improvements at January 31, 1999 and 1998 consisted of the following (in thousands):

                                    1999        1998
                                   ------      ------
Computer equipment                 $7,269      $6,297
Office furniture                    1,348       1,220
Leasehold improvements                403         364
                                   ------      ------
                                    9,020       7,881

Less accumulated depreciation      (6,986)     (5,614)
                                   ------      ------
                                   $2,034      $2,267
                                   ======      ======


c) Other assets at January 31, 1999 and 1998 consist of the following (in thousands):


                                    1999        1998
                                   ------      ------
Prepaid licenses                   $2,214      $   -
Other                                 920       1,083
                                   ------      ------
                                   $3,134      $1,083
                                   ======      ======

d) Accrued expenses at January 31, 1999 and 1998 consist of the following (in thousands):

                                    1999        1998
                                   ------      ------
Accrued payroll                    $1,469      $1,292
Other                                 360         594
                                   ------      ------
                                   $1,829      $1,886
                                   ======      ======


e) The Company paid legal fees and expenses totaling approximately $221,000 in fiscal year 1997 to a law firm in which a former director of the Company was a partner. No such fees were paid in fiscal years 1999 and 1998.


(11)  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," during the first quarter of fiscal 1999. SFAS 130 requires additional disclosures with respect to certain changes in assets and liabilities that previously were not required to be reported as results of operations for the period.

In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." FAS 131 supercedes FAS 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. FAS 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of FAS 131 did not affect results of operations or financial position but did affect the disclosures of segment information. The Company accounts for all operations as one segment.

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

The American Institute of Certified Public Accountants has issued Statement of Position 98-9, "Modification of SOP-97-2, Software Revenue Recognition, With Respect to Certain Transactions." SOP 98-9 is effective for revenue transactions entered into in the Company's fiscal year 2001. The Company has evaluated SOP 98-9 and does not believe its adoption will have a material effect on the financial statements.

(12)  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                 (in thousands)

                                              For the Fiscal Years Ended
                                                      January 31,
                                             -----------------------------
                                               1999       1998       1997
                                             -------    -------    -------
Supplemental Disclosures of Cash
Flow Information:
   Cash paid for interest..................  $    -     $     2    $   11
                                             =======    =======    =======

Supplemental Disclosures of Noncash
Investing and Financing Activities:

   Issuance of warrants to
   purchase common stock...................  $    -     $     -    $  758
                                             =======    =======    =======
   Stock options exercised under
   deferred compensation arrangements......  $   100    $   457    $   83
                                             =======    =======    =======

   Issuance of common stock to
   acquire Interpix........................  $    -     $ 1,822    $    -
                                             =======    =======    =======

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Excalibur Technologies Corporation:

    We have audited in accordance with generally accepted auditing standards, the consolidated balance sheet of Excalibur Technologies Corporation as of January 31, 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended January 31, 1998 included in this Form 10-K and have issued our report thereon dated February 27, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          /s/ARTHUR ANDERSEN LLP


Washington, D.C.,
February 27, 1998

SCHEDULE II

                EXCALIBUR TECHNOLOGIES CORPORATION
                         AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS

      FOR FISCAL YEARS ENDED JANUARY 31, 1999, 1998 AND 1997
      ------------------------------------------------------


                                                           Translation
                        Balance at  Additions   Deductions  Adjustment  Balance
                        Beginning    Charged       From       During    at End
Description              of Year    to Expense   Reserves   the Period  of Year
------------             -------    ----------   --------   ----------  -------
1999
----
Deducted from
accounts receivable:
  For doubtful accounts   $527,000  $493,000   $356,000 (a)   $(4,000)  $660,000

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

                                     EXCALIBUR TECHNOLOGIES CORPORATION


                                     By:  /s/Patrick C. Condo
                                          -------------------
                                          Patrick C. Condo
                                          President and Chief Executive Officer
Date:  April 28, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                        Title                           Date
     ---------                        -----                           ----

/s/Patrick C. Condo          President, Chief Executive           April 28, 1999
---------------------        Officer and Director                 --------------
Patrick C. Condo             (Principal Executive Officer)

/s/Donald R. Keough                                               April 21, 1999
----------------------       Chairman of the Board                --------------
Donald R. Keough

/s/James H. Buchanan         Chief Financial Officer              April 28, 1999
---------------------        Secretary and Treasurer (Principal   --------------
James H. Buchanan            Financial and Accounting Officer)

/s/Richard M. Crooks, Jr.                                         April 29, 1999
-------------------------    Director                             --------------
Richard M. Crooks, Jr.

/s/John S. Hendricks                                              April 23, 1999
---------------------        Director                             --------------
John S. Hendricks

/s/W. Frank King III                                              April 27, 1999
---------------------        Director                             --------------
W. Frank King III

/s/John G. McMillian                                              April 27, 1999
---------------------        Director                             --------------
John G. McMillian

/s/Philip J. O'Reilly                                             April 29, 1999
---------------------        Director                             --------------
Philip J. O'Reilly