Form 10-Q
period 1999-04-30
EXCALIBUR TECHNOLOGIES CORP
filed 1999-06-14
CIK 316222

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 1999

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes |X| No __

As of June 11, 1999, 14,345,528 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                    EXCALIBUR TECHNOLOGIES CORPORATION

                       QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED APRIL 30, 1999

                             TABLE OF CONTENTS


                      PART I . FINANCIAL INFORMATION


Item 1.  Financial Statements:                                Page

         Consolidated Balance Sheets
         April 30, 1999 (unaudited) and January 31, 1999........ 3

         Consolidated  Statements of Operations and
         Comprehensive Income (Loss) (unaudited)
         Three months ended April 30, 1999 and 1998............. 4

         Consolidated  Statements of Cash Flows (unaudited)
         Three months ended April 30, 1999 and 1998............. 5

         Notes to Consolidated Financial Statements............. 6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................... 10



                    PART II. OTHER INFORMATION

Items 1. - 6................................................... 20


Signatures..................................................... 21

                       EXCALIBUR TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                       April 30,     January 31,
                  ASSETS                                 1999           1999
                                                      (unaudited)
                                                      -----------   ------------
Current Assets:
   Cash and cash equivalents ........................    $  9,224      $  5,851
   Short term investments ...........................         178           --
   Accounts receivable, net of allowance for doubtful
      accounts of $480 and $660, respectively .......       6,894         6,402
   Prepaid expenses and other .......................       2,450         2,291
                                                         --------      --------
       Total current assets .........................      18,746        14,544

Equipment and leasehold improvements,
   net of accumulated depreciation of
   $7,331 and $6,986, respectively ..................       2,033         2,034
Other assets ........................................       2,371         3,134
                                                         --------      --------
      Total assets ..................................    $ 23,150      $ 19,712
                                                         ========      ========
   LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Current portion of capital lease obligations .....    $     20      $    --
   Accounts payable .................................       1,617         1,933
   Accrued expenses .................................       1,439         1,829
   Deferred revenues ................................       2,836         2,690
   Deferred compensation ............................          80            86
                                                         --------      --------
       Total current liabilities ....................       5,992         6,538
                                                         --------      --------
   Capital lease obligations, net of current portion           17           --
                                                         --------      --------
       Total liabilities ............................       6,009         6,538
                                                         --------      --------
Shareholders' Equity:
  5% Cumulative convertible preferred stock,
      $0.01 par value,preference in liquidation
      $10 per share, 1,000 shares authorized;
      27 shares issued and outstanding ..............         271           271
   Common stock, $0.01 par value, 40,000 shares
      authorized; 14,337 and 13,689 shares
      issued and outstanding, respectively ..........         143           137
   Additional paid-in capital .......................      74,411        68,631
   Accumulated deficit ..............................     (57,680)      (55,798)
   Accumulated other comprehensive loss .............          (4)          (67)
                                                         --------      --------
       Total shareholders' equity ...................      17,141        13,174
                                                         --------      --------
       Total liabilities and shareholders' equity ...    $ 23,150      $ 19,712
                                                         ========      ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       EXCALIBUR TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                        OTHER COMPREHENSIVE INCOME (LOSS)
                                   (unaudited)
                      (in thousands, except per share data)

                                                      Three Months Ended
                                                           April 30,
                                                     1999             1998
                                                   --------         --------
REVENUES:
  Software ...................................     $  6,527         $  3,731
  Maintenance ................................        1,232            1,324
                                                   --------         --------
                                                      7,759            5,055
                                                   --------         --------
EXPENSES:
  Cost of software revenues ..................        1,023              681
  Cost of maintenance revenues ...............          544              314
  Sales and marketing ........................        3,894            3,228
  Research and product development ...........        2,489            1,898
  General and administrative .................        1,278            1,223
                                                   --------         --------
                                                      9,228            7,344
                                                   --------         --------

Operating loss ...............................       (1,468)          (2,289)

OTHER INCOME / (EXPENSES):
  Interest income, net .......................           58               62
  Equity in net loss of affiliate ............          (41)            (117)
  Write-off of investment in affiliate .......         (430)             --
                                                   --------         --------
Net loss .....................................       (1,882)          (2,344)

Dividends on preferred stock .................            3                3
                                                   --------         --------
Net loss applicable to common stock ..........     $ (1,885)        $ (2,347)
                                                   ========         ========

Basic and diluted net loss per common share ..     $  (0.14)        $  (0.18)

Weighted-average number of
  common shares outstanding ..................       13,927           13,219

Other comprehensive income (loss):
Net loss .....................................     $ (1,882)        $ (2,344)
   Foreign currency translation adjustment ...           63              (40)
                                                   --------         --------
Comprehensive loss ...........................     $ (1,819)        $ (2,384)
                                                   ========         ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                EXCALIBUR TECHNOLOGIES CORPORATION
                         AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited)
                          (in thousands)

                                                     For the Three Months Ended
                                                                 April 30,
                                                             1999         1998
                                                           --------     --------
Cash Flows from Operating Activities:
   Net loss ..........................................     $(1,882)     $(2,344)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
       Depreciation and amortization .................         406          370
       Bad debt expense ..............................          40          125
       Equity in net loss of affiliate ...............          41          117
       Write-off of investment in affiliate ..........         430          --
   Changes in operating assets and liabilities:
       Accounts receivable ...........................        (579)       1,380
       Prepaid expenses and other ....................          93         (689)
       Accounts payable and accrued expenses .........        (690)        (335)
       Deferred revenues .............................         165          (31)
                                                           -------      -------
   Net cash used in operating activities .............      (1,976)      (1,407)
                                                           -------      -------
Cash Flows from Investing Activities:
   Purchase of investments ...........................        (178)         --
   Proceeds from maturities of investments ...........         --         1,496
   Other assets ......................................         --           (96)
   Purchases of equipment and leasehold improvements .        (330)        (306)
                                                           -------      -------
   Net cash provided by (used in) investing activities        (508)       1,094
                                                           -------      -------
Cash Flows from Financing Activities:
   Proceeds from the exercise of stock options .......         999          262
   Gross proceeds from the issuance of common stock ..       5,037           50
   Issuance cost in connection with private placement         (256)         --
   Repayment of capital lease obligations ............          (9)         --
                                                           -------      -------
   Net cash provided by financing activities .........       5,771          312
                                                           -------      -------

The Effect of Exchange Rate Changes on Cash ..........          86         (101)
                                                           -------      -------

Net Increase (Decrease) in Cash and Cash Equivalents .       3,373         (102)

Cash and Cash Equivalents, beginning of period .......       5,851        4,939
                                                           -------      -------
Cash and Cash Equivalents, end of period .............     $ 9,224      $ 4,837
                                                           =======      =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       EXCALIBUR TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 April 30, 1999


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

The Company incurred a net loss of $1.9 million in the three month period ended April 30, 1999 and has incurred cumulative losses of approximately $19.4 million over the last three fiscal years. The accumulated deficit at April 30, 1999 was $57.7 million. The Company's operations are subject to certain risks and uncertainties including, among others, the dependence upon the timing of the closing on sales of large software licenses; actual and potential competition by entities with greater financial resources, experience and market presence than the Company; rapid technological changes; the success of the Company's product marketing and product distribution strategies; the risks associated with acquisitions and international expansion; the need to manage growth; the need to retain key personnel and protect intellectual property; and the availability of additional capital financing on terms acceptable to the Company.


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

These consolidated financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999. In the opinion of management, the consolidated financial statements for the fiscal periods presented herein include all adjustments that are normal and recurring which are necessary for a fair statement of the results for the interim periods. The results of operations for the three month period ended April 30, 1999 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2000.

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

Cash, Cash Equivalents and Short Term Investments

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of funds deposited in money market accounts. Consequently, the carrying amount of cash and cash equivalents approximate fair value. The balance of short term investments at April 30, 1999 consisted of a certificate of deposit pledged to collateralize a letter of credit required for a leased facility.

Net Loss Per Common Share

Basic loss per common share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per common share includes the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options to purchase 2,475,225 shares of common stock and cumulative convertible preferred stock that were outstanding at April 30, 1999 were not included in the computation of diluted loss per common share as their effect would be anti-dilutive. As a result, the basic and diluted loss per common share amounts are identical.

Income Taxes

Deferred taxes are provided utilizing the liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has provided a full valuation allowance against its net deferred tax asset as of April 30, 1999 and January 31, 1999, respectively.

Segment Reporting

The Company operates as a single segment. For the three months ended April 30, 1999, revenues from two individual customers comprised approximately 17% and 10%, respectively. Revenues derived from sales to agencies of the U.S. Government were approximately 12% of total revenues for the current quarter.


(3)   INVESTMENT IN AFFILIATE

In July 1996, the Company authorized the use of its name by Excalibur Technologies N.V. ("ETNV"), a Belgian company incorporated in June 1996 for the purpose of selling and marketing the Company's products and services within a large territory including most of Northern Europe and Italy. The Company contributed approximately $488,000 in cash to ETNV in consideration for 13.2% of its voting capital stock. In May 1999, the Company terminated its 1996 distribution agreement with ETNV because ETNV failed to pay to Excalibur the minimum required license fees for the quarter ended January 31, 1999 of approximately $900,000 as well as an additional approximately $400,000 that was due on April 20, 1999. Promptly after giving notice of such termination Excalibur commenced a lawsuit in the United States District Court for the Eastern District of Virginia seeking as damages such unpaid minimum license fees and other amounts due and owing from ETNV.

In connection with the original organization of ETNV, the Company issued warrants to purchase 148,500 shares of the Company's common stock to certain shareholders of ETNV. The warrants were exercisable at a price of $22.00 per share for a term of seven years but only if ETNV achieved certain financial objectives. The value of the warrants on the date of grant was estimated to be $758,000 and was included, net of amortization, in other assets in the consolidated balance sheet at April 30, 1998. As a result of the termination of the Company's distribution agreement with ETNV, the unamortized value of the warrants and investment costs totaling $430,000 were written off in the quarter ended April 30, 1999.

Prior to termination of the distribution agreement, the Company's investment in ETNV was accounted for using the equity method. The original investment exceeded the Company's share of the underlying net assets of ETNV by approximately $827,000. The excess was being amortized over a five-year period. The amortization of the excess, as well as the Company's share of ETNV's net loss for the period and the elimination of the Company's share of gross profit included in ETNV's prepaid license fees at April 30, 1999 and 1998 is included in equity in net loss of affiliate in the accompanying consolidated statements of operations for the three months ended April 30, 1999 and 1998. The net balance of the investment in and advances to ETNV of $471,000 was included in other assets in the accompanying consolidated balance sheet at January 31, 1999. That account had a net balance of $430,000 when it was written off in the quarter ended April 30, 1999. No revenue related to the agreement was recorded in the first quarter of the current year. Revenue of $330,000 was recognized for the quarter ended April 30, 1998.


(4)    CAPITALIZATION

Stock Offerings

In March 1999 the Company completed a private placement of 500,000 shares (the "Shares") of its common stock to unaffiliated accredited investors, most of whom are institutional investors. The Shares were sold at a purchase price of $10.00 per share, resulting in net proceeds to the Company of approximately $4.7 million. Net proceeds from the placement will be used to fund ongoing operations and general corporate purposes of the Company. The Company filed a registration statement under the Securities Act of 1933 covering resale of the Shares on June 4, 1999. The Shares were sold pursuant to an exemption from the registration requirements of the Securities Act of 1933.

During the first quarter of the current fiscal year, the Company issued 143,000 shares of common stock upon the exercise of options resulting in total cash proceeds of $1,005,000 and the utilization of $6,000 of deferred compensation. Additionally the Company issued 4,000 shares of common stock to participants of the employee stock purchase plan resulting in cash proceeds of $38,000.


(5)   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company believes the adoption of SFAS No. 133 will not have a material effect on the financial statements.

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

The following chart represents revenues and expenses (in thousands of dollars) attributable to the text and visual product lines for the three month periods ending April 30, 1999 and 1998. Expenses for each product line consist of direct and allocated expenses.

                                      Text Products           Visual Products
                                      -------------           ---------------
                                    Three months ended      Three months ended
                                         April 30,               April 30,
                                     1999        1998        1999         1998
                                   --------    --------    --------    --------
Total Revenue ..................   $  6,849    $  4,861    $    910    $    194
Operating Expenses .............      7,027       5,881       2,201       1,463
                                   --------    --------    --------    --------
Operating Income (Loss) ........   $   (177)   $ (1,020)   $ (1,291)     (1,269)
                                   ========    ========    ========    ========


The Company believes that in addition to other competitive advantages, it holds a competitive advantage in that the Company's products accommodate the indexing and retrieval of multiple data types. The Company expects that over time, as video becomes a more common data type, these two markets will merge.


Results of Operations

Revenues
--------
Total revenues increased 54% in the first quarter of the current year over the first quarter last year. Revenue from the Company's flagship product Excalibur RetrievalWare increased 64% in the first quarter of the current year to $5.6 million from $3.4 million in the first quarter of the prior year. RetrievalWare revenue represented 86% of software product revenue in the first quarter of the current year compared to 92% in the first quarter last year. Revenues from the Visual Products Group rose to $0.9 million in the current quarter from $0.2 million in the first quarter last year. Revenue from the Visual Products Group now represents 14% of software product revenue compared to 4% in the first quarter last year. Due to the Company's transition from the EFS product line to RetrievalWare, there were no sales of EFS in the first quarter of the current year compared to sales of $0.1 million in the first quarter last year.

Total software revenue increased 75% in the first quarter this year to $6.5 million from $3.7 million in the first quarter last year. International software revenues increased 51% to $2.0 million in the first quarter of the current year from $1.4 million in the first quarter last year.

The charts below summarize the components of revenues and expenses, including the amounts expressed as a percentage of total revenues, for the three month periods ended April 30, 1999 and 1998, and the percentage change in the amounts between fiscal periods (dollars in thousands).

                                Components of Revenue and Expenses    Increase/
                                   Three Months Ended April30,       (Decrease)
                                     1999                1998
                                --------------      --------------      ------
                                        % of               % of
                                        total              total
                                 $    revenues       $    revenues         %
                                --------------      --------------      ------
  Revenues:
   RetrievalWare ............   $5,642    73 %      $3,434    68 %        64 %
   EFS ......................      --     --           112     2        (100)
   Visual Products Group ....      885    11           185     4         378
                                --------------      --------------      ------
  Total Software ............    6,527    84         3,731    74          75
  Maintenance ...............    1,232    16         1,324    26          (7)
                                --------------      --------------      ------
     Total revenues .........   $7,759   100 %      $5,055   100 %        53 %
                                --------------      --------------      ------
  Expenses:
   Costs of sales ...........   $1,567    20 %      $  995    20 %        57 %
   Sales and marketing ......    3,894    50         3,228    64          21
   Research and product
     development ............    2,489    32         1,898    38          31
   General and administrative    1,278    16         1,223    24           4
                                --------------      --------------      ------
     Total expenses .........   $9,228   119 %      $7,344   145 %        26 %
                                --------------      --------------      ------

Revenue increases continue to be driven by three primary areas of growth. These include increased sales to organizations with major intranets and corporate portal installations, increased sales to Internet businesses and web content providers, and increased indirect sales via major integration and distribution partnerships.

The first area of revenue growth came from sales of RetrievalWare to organizations with large intranets seeking to implement high performance search and retrieval software or replace existing search technology. Typically these are maturing corporate intranet sites dealing with expanding amounts of content and multimedia datatypes that need to be effectively accessed and utilized by the organization. Software license sales to the intranet or knowledge management market were 50% of all software license sales in the first quarter of the current year and 57% in the first quarter of the prior year.

A second area of revenue growth came from sales of Excalibur RetrievalWare and WebExpress to Internet web portals looking to provide customers with an enhanced search experience. Typically these are online businesses who place a high value on their content and whose customers demand the most accurate search results from the greatest amount of information. In the first quarter, the Company signed a new agreement with Information Handling Services Group ("IHS"), the world's largest single source of engineering, technical and regulatory information. Revenues derived from IHS were 10.4% of total revenues in the first quarter. Overall, there are now more than 40 companies using Excalibur products to power online information services and applications. Sales to Internet businesses and web content providers represented 20% of software license revenues in the first quarter of the current year compared to 17% in the first quarter last year.

The third area of growth came from existing OEM partners such as Storage Technology Corporation ("StorageTek"). The Company's partnership with StorageTek calls for the joint development of advanced solutions called Network Appliances which are integrated software, tape and disk storage solutions that enable fast, easy and intelligent management of large amounts of corporate information ranging from electronic text to video. Currently there are two new appliances that have been built upon Excalibur RetrievalWare and Excalibur Screening Room products. The Media Management Network Appliance utilizing Excalibur Screening Room was shipped in April of 1999, while the MessageVault e-mail appliance utilizing Excalibur RetrievalWare is scheduled to be shipped in June of 1999. In the first quarter of the current year, the Company recognized approximately $1.3 million from the StorageTek agreement. To date, revenue of approximately $3.6 million has been recognized from the StorageTek agreement. The balance will be recognized as revenue over the remainder of the current fiscal year. Overall, the Company's indirect sales strategy continues to focus on strategic OEM agreements that provide real revenue opportunity. OEM relationships provided 30% of license revenue for the first quarter of the current year compared to 26% during the same period last year.

Maintenance revenue dropped 7% in the first quarter this year to $1.2 million from $1.3 million in the first quarter last year. The decrease is due to the continued transition of the business from EFS to RetrievalWare as well as the increase in revenues from OEM agreements that do not have significant maintenance components. While the EFS customer base in general is not renewing their maintenance contracts, the RetrievalWare base of maintenance contracts continues to grow as RetrievalWare license sales grow, but the overall effect is a flattening of maintenance revenue in the current fiscal year.

Costs of Sales
--------------
Costs of sales increased 58% to $1.6 million in the first quarter of the current year from $1.0 million in the first quarter last year. The increase is related primarily to the sales volume increase. Costs of sales expressed as a percentage of total sales was 20% in both the first quarter of the current year as well as last year.

Operating Expenses
------------------
Sales and marketing expenses increased 21% in the quarter ended April 30, 1999 to $3.9 million from $3.2 million in the first quarter last year, representing 50% and 64% of total revenues, respectively. The number of employees in the sales and marketing departments has increased from the prior year to promote and support the increased sales effort, including the StorageTek product line, which did not exist in the first quarter of the prior year. The decrease in sales and marketing expenses as a percentage of total revenues is attributed to the increased revenues in the current quarter.

Total research and product development costs increased 31% to $2.5 million in the first quarter of the current year compared with $1.9 million in the first quarter last year. The increase in absolute dollars is largely due to the creation of the joint development lab with StorageTek. The lab, established in the third quarter of fiscal 1999, has integrated StorageTek products with Excalibur's advanced products for crawling, indexing, searching, retrieving and distributing all enterprise digital content, to create advanced solutions that make enterprise-wide information assets easier to archive, access and leverage.

Based on expected demand, efforts were accelerated to complete development of these StorageTek network appliance products. Text and Visual research and development expenses also increased in the first quarter of the current year compared to last year as the Company continued to invest in the enhancement of its RetrievalWare and Visual product lines. In the first quarter, the Company released Excalibur Screening Room 2.0, a web-based, end-to-end solution for real-time capturing, analyzing, cataloguing, browsing, searching, retrieving and publishing video, as well as related closed-caption text and metadata, in a range of applications. The Company also expects to release RetrievalWare 6.7 in the second half of this year.

General and administrative expenses increased 4% in the first quarter to $1.3 million from $1.2 million in the first quarter last year, representing 16% and 24% of total revenues, respectively. The increase in dollar amounts is attributable to additional management information systems personnel and related costs necessary to support the overall increased staffing of the Company.

Net interest income declined slightly to $58,000 in the first quarter of the current year from $62,000 in the comparable period last year due to a slightly lower rate of return on invested funds. Prior to termination of the distribution agreement with the Company's affiliate ETNV in May 1999, the Company's equity in the net loss of ETNV was $42,000 for the quarter ended April 30, 1999. For the three month period ended April 30,1998, the equity in the net loss of ETNV was $117,000. The remaining balance of the investment in ETNV of $430,000 was written off in the current quarter as a result of the termination of the distribution agreement with ETNV.

Liquidity and Capital Resources

In the three months ended April 30, 1999, the Company's combined balance of cash, cash equivalents and short term investments increased by $3.5 million to $9.4 million as summarized below (in thousands). At April 30, 1999, investments consist of a certificate of deposit pledged to collateralize a letter of credit.

                           April 30,  January 31,
                             1999         1999       Change
                          ----------  -----------  ----------
          Cash and cash
            equivalents   $   9,224   $   5,851    $  3,373
          Short term
           investments          178          --         178
                          ----------  -----------  ----------
            Total         $   9,402   $   5,851    $  3,551
                          ==========  ===========  ==========


Cash of $2.0 million used to fund operating activities was more than the net loss of $1.9 million for the three months ended April 30, 1999. Non-cash charges totaling $0.9 million offsetting cash used in operations included depreciation and amortization of $0.4 million. Also included in the non-cash charges was the Company's amortization of the excess of the Company's investment over the underlying net book value of ETNV and the write off of the balance of the investment in ETNV totaling $0.4 million. These non-cash charges were offset by a $0.6 million increase in the balance of accounts receivable and a $0.7 million reduction in accounts payable and accrued expenses.

In the first quarter of the current year investing activities used $0.5 million. The purchase of a certificate of deposit used $0.2 million,while purchases of equipment and leasehold improvements used $0.3 million.

Net proceeds of $4.7 million were provided by a private placement of 500,000 shares of common stock sold at $10.00 per share to unaffiliated accredited investors, most of whom are institutional investors. Cash of $1.1 million was provided from the exercise of employee stock options and issuances of stock under the employee stock purchase plan.

The high sales volume and increase in the level of accounts receivable during the first quarter of the current year resulted in an increase in the number of days sales outstanding ("DSO") at April 30, 1999. Management believes that the allowance for doubtful accounts of $480,000 at April 30, 1999 is adequate.


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

As of January 31, 1999, the Company had net operating loss carryforwards ("NOLs") of approximately $68 million. The deferred tax assets representing the benefits of the NOLs have been offset completely by a valuation allowance due to the Company's lack of an earnings history. The Company incurred a net loss of $1.9 million for the three months ended April 30, 1999. The accumulated deficit of the Company at April 30, 1999 was $57.7 million. The realization of the benefits of the NOLs is dependent on sufficient taxable income in future fiscal years. Lack of future earnings, or a change in the ownership of the Company, could adversely affect the Company's ability to utilize the NOLs. Further, because there was a change in the ownership of ConQuest in fiscal year 1996, the Company's ability to utilize NOLs relating to ConQuest of approximately $3.2 million may be limited. Despite the NOL carryforwards, the Company may have income tax liability in future years due to the application of the alternative minimum tax rules of the Internal Revenue Code.

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


EURO Conversion
---------------

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


New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company believes the adoption of SFAS No. 133 will not have a material effect on the financial statements.

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

Market Risk

The Company's market risk is principally confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures. International sales are made mostly from ETIL, the Company's foreign sales subsidiary, and are typically denominated in British pounds. The Company's exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which royalties on ETIL sales are charged to ETIL and recorded as intercompany receivables on the books of the U.S. parent company. The Company is also exposed to foreign exchange rate fluctuations as the financial results of ETIL are translated into U.S. dollars in consolidation. As exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.

                    PART II-- OTHER INFORMATION


Item 1.    Legal Proceedings
-------

On May 3, 1999 the Company commenced a lawsuit against Excalibur Technologies N.V. (ETNV) in the United States District Court for the Eastern District of Virginia seeking as damages unpaid license fees and other amounts due and owing from ETNV pursuant to a distribution agreement between the Company and ETNV of approximately $1.4 million.


Item 2.    Changes in Securities                       None.
-------


Item 3.    Defaults upon Senior Securities             None.
-------


Item 4.    Submission of Matters to Vote of Security Holders  None.
-------


Item 5.    Other Information                           None.
-------


Item 6.    Exhibits and Reports on Form 8-K
-------

Two Forms 8-K were filed during the first quarter of fiscal year 2000.

On February 19, 1999, the Company filed a Form 8-K for Item 5, reporting the date of its Annual Meeting of Shareholders and the deadline for receipt of shareholder proposals intended for presentation by such shareholders at the Annual Meeting.

On March 26, 1999, the Company filed a Form 8-K for Item 5, reporting a private placement of 500,000 shares of its common stock.

                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               EXCALIBUR TECHNOLOGIES CORPORATION



June 11, 1999                  By: /s/ Patrick C. Condo
                                   --------------------
                               Patrick C. Condo
                               President and Chief Executive Officer
                               (Principal Executive Officer)


June 11, 1999                  By: /s/ James H. Buchanan
                                   ---------------------
                               James H. Buchanan
                               Chief Financial Officer
                               (Principal Financial and Accounting Officer)