Form 10-Q
period 1999-07-31
EXCALIBUR TECHNOLOGIES CORP
filed 1999-09-14
CIK 316222

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 1999

                                       OR

              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes |X| No [_]

As of September 10, 1999, 14,361,498 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                       EXCALIBUR TECHNOLOGIES CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JULY 31, 1999

                                TABLE OF CONTENTS


                         PART I . FINANCIAL INFORMATION


Item 1.        Financial Statements:                                                             Page
-------        ---------------------                                                             ----
               Consolidated Balance Sheets
               July 31, 1999 (unaudited) and January 31, 1999......................................3

               Consolidated Statements of Operations and Comprehensive Income (Loss)
               (unaudited) Three and six month periods ended July 31, 1999 and 1998................4

               Consolidated Statements of Cash Flows (unaudited)
               Six month periods ended July 31, 1999 and 1998......................................5

               Notes to Consolidated Financial Statements..........................................6

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations..........................................................10



                           PART II. OTHER INFORMATION

Items 1. - 6.  ...................................................................................19

Signatures     ...................................................................................20

                       EXCALIBUR TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                ASSETS                                                 July 31, 1999    January 31, 1999
                                                                                        (unaudited)
                                                                                       -------------    ----------------
Current Assets:
     Cash and cash equivalents ........................................................  $  7,703           $  5,851
     Short term investments ...........................................................       178                 --
     Accounts receivable, net of allowance for doubtful
         accounts of $594 and $660, respectively ......................................     9,062              6,402
     Prepaid expenses and other .......................................................     2,667              2,291
                                                                                         --------           --------
           Total current assets .......................................................    19,610             14,544

Equipment and leasehold improvements, net of accumulated depreciation
     of $7,684 and $6,986, respectively ...............................................     1,875              2,034
Other assets ..........................................................................     2,065              3,134
                                                                                         --------           --------
           Total assets ...............................................................  $ 23,550           $ 19,712
                                                                                         ========           ========

                 LIABILITIES AND SHAREHOLDERS' EQUITY Current Liabilities:
     Current portion of capital lease obligations .....................................  $     16           $     --
     Accounts payable .................................................................     2,252              1,933
     Accrued expenses .................................................................     1,278              1,829
     Deferred revenues ................................................................     2,918              2,690
     Deferred compensation ............................................................        80                 86
                                                                                         --------           --------
           Total current liabilities ..................................................     6,544              6,538

     Capital lease obligations, net of current portion ................................        15                 --
                                                                                         --------           --------

           Total liabilities ..........................................................     6,559              6,538
                                                                                         --------           --------

Shareholders' Equity:
     5% Cumulative convertible preferred stock,
         $0.01 par value, preference in liquidation
         $10 per share, 1,000 shares authorized;
         27 shares issued and outstanding .............................................       271                271
     Common stock, $0.01 par value, 40,000
         Shares authorized; 14,352 and 13,689
         Shares issued and outstanding, respectively ..................................       144                137
     Additional paid-in capital .......................................................    74,463             68,631
     Accumulated deficit ..............................................................   (57,891)           (55,798)
     Other comprehensive income (loss) ................................................         4                (67)
                                                                                         --------           --------
           Total shareholders' equity .................................................    16,991             13,174
                                                                                         --------           --------
           Total liabilities and shareholders' equity .................................  $ 23,550           $ 19,712
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

                       EXCALIBUR TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                        OTHER COMPREHENSIVE INCOME (LOSS)
                                   (unaudited)
                      (in thousands, except per share data)

                                                                         Three Months Ended                   Six Months Ended
                                                                              July 31,                             July 31,
                                                                       1999              1998              1999              1998
                                                                     --------          --------          --------          --------
REVENUES:
    Software ...............................................         $  7,883          $  4,834          $ 14,411          $  8,565
    Maintenance ............................................            1,187             1,322             2,419             2,646
                                                                     --------          --------          --------          --------
                                                                        9,070             6,156            16,830            11,211
                                                                     --------          --------          --------          --------

EXPENSES:
    Cost of software revenues ..............................            1,258               839             2,281             1,520
    Cost of maintenance revenues ...........................              533               338             1,077               652
    Sales and marketing ....................................            3,749             3,430             7,643             6,658
    Research and product development .......................            2,372             1,782             4,862             3,680
    General and administrative .............................            1,434             1,019             2,712             2,242
                                                                     --------          --------          --------          --------
                                                                        9,346             7,408            18,575            14,752
                                                                     --------          --------          --------          --------
Operating loss .............................................             (276)           (1,252)           (1,745)           (3,541)

OTHER INCOME/ (EXPENSES):
     Interest income, net ..................................               66                81               124               143
     Equity in net loss of affiliate .......................               --              (101)              (41)             (218)
     Write-off of investment in affiliate ..................               --                --              (430)               --
                                                                     --------          --------          --------          --------
Net loss ...................................................             (210)           (1,272)           (2,092)           (3,616)
Dividends on preferred stock ...............................                3                 3                 7                 7
                                                                     --------          --------          --------          --------
Net loss applicable to common stock ........................         $   (213)         $ (1,275)         $ (2,099)         $ (3,623)
                                                                     ========          ========          ========          ========

Basic and Diluted net loss per common share ................         $  (0.01)         $  (0.09)         $  (0.15)         $  (0.27)
Weighted-average number of common shares
outstanding ................................................           14,347            13,546            14,141            13,385
Other comprehensive income (loss):
Net loss ...................................................         $   (210)         $ (1,272)         $ (2,092)         $ (3,616)
    Foreign currency translation adjustment ................                8                40                71                --
                                                                     --------          --------          --------          --------
Comprehensive loss .........................................         $   (202)         $ (1,232)         $ (2,021)         $ (3,616)
                                                                     ========          ========          ========          ========

The accompanying notes are an integral part of these consolidated financial statements.

                       EXCALIBUR TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                                        For the Six Months Ended July 31,
                                                                                             1999             1998
                                                                                        ---------------------------------
Cash Flows from Operating Activities:
     Net loss ............................................................................  $(2,092)         $(3,616)
     Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization .................................................      789              731
           Bad debt expense ..............................................................      190              126
           Equity in net loss of affiliate ...............................................       41              218
           Write-off of investment in affiliate ..........................................      430               --
     Changes in operating assets and liabilities:
           Accounts receivable ...........................................................   (2,877)           1,490
           Prepaid expenses and other ....................................................      158             (581)
           Accounts payable and accrued expenses .........................................     (219)            (306)
           Deferred revenues .............................................................      242              (64)
                                                                                            -------          -------
     Net cash used in operating activities ...............................................   (3,338)          (2,002)
                                                                                            -------          -------

Cash Flows from Investing Activities:
     Purchase of investments .............................................................     (178)            (984)
     Proceeds from maturities of investments .............................................       --            1,493
     Other assets ........................................................................       --              (96)
     Purchases of equipment and leasehold improvements ...................................     (525)            (579)
                                                                                            -------          -------
     Net cash used in investing activities ...............................................     (703)            (166)
                                                                                            -------          -------

Cash Flows from Financing Activities:
     Proceeds from the exercise of stock options .........................................    1,079              414
     Gross proceeds from the issuance of common stock ....................................    5,094            3,300
     Offering costs in connection with issuance of common stock ..........................     (341)              --
     Repayment of capital lease obligations ..............................................      (15)              --
                                                                                            -------          -------
     Net cash provided by financing activities ...........................................    5,817            3,714
                                                                                            -------          -------

The Effect of Exchange Rate Changes on Cash ..............................................       76               (9)
                                                                                            -------          -------
Net Increase in Cash and Cash Equivalents ................................................    1,852            1,537

Cash and Cash Equivalents, beginning of period ...........................................    5,851            4,939
                                                                                            -------          -------

Cash and Cash Equivalents, end of period .................................................  $ 7,703          $ 6,476
                                                                                            =======          =======


The accompanying notes are an integral part of these consolidated financial statements.

                       EXCALIBUR TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  July 31, 1999


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

The Company incurred a net loss of $0.2 million in the three month period ended July 31, 1999 and has incurred cumulative losses of approximately $19.4 million over the last three fiscal years. The accumulated deficit at July 31, 1999 was $57.9 million. The Company's operations are subject to certain risks and uncertainties including, among others, the dependence upon the timing of the closing on sales of large software licenses; actual and potential competition by entities with greater financial resources, experience and market presence than the Company; rapid technological changes; the success of the Company's product development, product marketing and product distribution strategies; the risks associated with acquisitions and international expansion; the need to manage growth; the need to retain key personnel and protect intellectual property; and the availability of additional capital financing on terms acceptable to the Company.

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

These consolidated financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999. In the opinion of management, the consolidated financial statements for the fiscal periods presented herein include all adjustments that are normal and recurring which are necessary for a fair statement of the results for the interim periods. The results of operations for the three and six month periods ended July 31, 1999 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2000.

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

Customization is sometimes involved in the development of a software solution by the Company. Under these circumstances, the Company's revenues, derived primarily from fixed price contracts, are recognized using the percentage-of-completion method based on the relationship of actual costs incurred to total costs estimated to be incurred over the duration of the contract.

Cash, Cash Equivalents and Short Term Investments

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of funds deposited in money market accounts. Consequently, the carrying amount of cash and cash equivalents approximates fair value. The balance of short term investments at July 31, 1999 consisted of a certificate of deposit pledged to collateralize a letter of credit required for a leased facility.

Net Loss Per Common Share

Basic loss per common share includes no dilution and is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per common share includes the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options to purchase 2,470,515 shares of common stock and cumulative convertible preferred stock that were outstanding at July 31, 1999 were not included in the computation of diluted loss per common share as their effect would be anti-dilutive. As a result, the basic and diluted loss per common share amounts are identical.

Income Taxes

Deferred taxes are provided utilizing the liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has provided a full valuation allowance against its net deferred tax asset as of July 31, 1999 and January 31, 1999, respectively.

(3)  INVESTMENT IN AFFILIATE

In July 1996, the Company authorized the use of its name by Excalibur Technologies N.V. ("ETNV"), a Belgian company incorporated in June 1996 for the purpose of selling and marketing the Company's products and services within a large territory including most of Northern Europe and Italy. The Company contributed approximately $488,000 in cash to ETNV in consideration for 13.2% of its voting capital stock. In May 1999, the Company terminated its 1996 distribution agreement with ETNV because ETNV failed to pay to Excalibur the minimum required license fees for the quarter ended January 31, 1999 of approximately $900,000 as well as an additional amount of approximately $400,000 that was due on April 20, 1999. Promptly after giving notice of such termination, Excalibur commenced a lawsuit in the United States District Court for the Eastern District of Virginia seeking as damages such unpaid minimum license fees and other amounts due and owing from ETNV. The lawsuit was settled during this fiscal quarter. No payment was made by ETNV as part of the settlement.

In connection with the original organization of ETNV, the Company issued warrants to purchase 148,500 shares of the Company's common stock to certain shareholders of ETNV. The warrants were exercisable at a price of $22.00 per share for a term of seven years but only if ETNV achieved certain financial objectives. The value of the warrants on the date of grant was estimated to be $758,000 and had been included, net of amortization, in other assets in the consolidated balance sheet. As a result of the termination of the Company's distribution agreement with ETNV, the unamortized value of the warrants and investment costs totaling $430,000 was written off during the six months ended July 31, 1999.

Prior to termination of the distribution agreement, the Company's investment in ETNV was accounted for using the equity method. The original investment exceeded the Company's share of the underlying net assets of ETNV by approximately $827,000. The excess was being amortized over a five-year period. The amortization of the excess, as well as the Company's share of ETNV's net loss for the period and the elimination of the Company's share of gross profit included in ETNV's prepaid license fees is included in equity in net loss of affiliate in the accompanying consolidated statements of operations for the six months ended July 31, 1999 and 1998. The net balance of the investment in and advances to ETNV of $471,000 was included in other assets in the accompanying consolidated balance sheet at January 31, 1999. That account had a net balance of $430,000 when it was written off during the six months ended July 31, 1999. No revenue related to the agreement was recorded in the first half of the current year. For the three and six month periods ended July 31, 1998, the Company recorded revenues of $255,000 and $585,000, respectively.

(4)  CAPITALIZATION

Stock Offerings

In March 1999 the Company completed a private placement of 500,000 shares (the "Shares") of its common stock to unaffiliated accredited investors, most of whom are institutional investors. The Shares were sold at a purchase price of $10.00 per share, resulting in net proceeds to the Company of approximately $4.7 million. Net proceeds from the placement will be used to fund ongoing operations and general corporate purposes of the Company. A registration statement under the Securities Act of 1933 covering resale of the Shares was declared effective by the Securities and Exchange Commission on July 14, 1999. The Shares were sold pursuant to an exemption from the registration requirements of the Securities Act of 1933.

During the first six months of the current fiscal year, the Company issued 154,000 shares of common stock upon the exercise of options resulting in total cash proceeds of $1,079,000 and the utilization of $6,000 of deferred compensation. Additionally the Company issued 8,300 shares of common stock to participants of the employee stock purchase plan resulting in cash proceeds of $94,000.

(5)  SEGMENT REPORTING

The Company has two operating segments. The Text segment includes the RetrievalWare family of text products. The market for text products consists of electronic publishing, Internet online content providers, global corporate intranets, paper archival systems as well as market, business and government intelligence. The Visual Segment product line includes visual RetrievalWare, Video Analysis Engine (VAE) and Screening Room. The market for visual products includes application and website developers, certain government agencies as well as commercial media, entertainment and broadcasting companies. Prior to this fiscal quarter, the Company operated as a single segment. During this fiscal quarter, the revenue model for the Visual Segment has become differentiated from the Text segment. Visual segment revenues are generated primarily from large OEM transactions involving significant development and customization by the Company. While OEM deals are a significant component of Text segment revenues, the majority of revenue is generated from licensing RetrievalWare directly to Internet web portals and to corporations building intranets. Until this quarter, the Visual Segment was not forecast to meet any of the 10% significance tests as outlined in Financial Accounting Standards Board ("FASB") SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

The following charts represent revenues, expenses and operating profit (in thousands of dollars) attributable to the Text and Visual operating segments for the three and six month periods ended July 31, 1999 and 1998. Expenses for each segment consist of direct and allocated expenses. Revenues are entirely from external customers.

---------------------------------------------------------------------------------------------------------------------
                                   Text Segment                  Visual Segment                      Total
                                   ------------                  --------------                      -----

                            Three  months ended July 31,  Three months ended July 31,     Three months ended July 31,
---------------------------------------------------------------------------------------------------------------------
                                1999           1998            1999           1998           1999             1998
---------------------------------------------------------------------------------------------------------------------
Total Revenue                  $6,865         $5,966          $2,205        $   190         $9,070           $ 6,156

Operating
Expenses                        6,832          6,054           2,514          1,354          9,346             7,408
                               ------         ------         -------        -------         -------          -------

Operating Income
(Loss)                         $   33         $ (88)         $ (309)        $(1,164)         $(276)          $(1,252)
                               ------         ------         -------        -------         ------           -------
---------------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------------
                                   Text Segment                  Visual Segment                      Total
                                   ------------                  --------------                      -----

                             Six months ended July 31,     Six months ended July 31,       Six months ended July 31,
---------------------------------------------------------------------------------------------------------------------
                                1999           1998           1999           1998            1999            1998
---------------------------------------------------------------------------------------------------------------------
Total Revenue                 $13,715        $10,827         $ 3,115        $   384        $16,830          $ 11,211

Operating Expenses             13,860         11,935           4,715          2,817         18,575          $ 14,752
                              -------        -------         -------        -------        -------          --------
Operating Income
(Loss)                        $  (145)       $(1,108)        $(1,600)       $(2,433)       $(1,745)         $ (3,541)
                              -------        -------         -------        -------         -------          -------
---------------------------------------------------------------------------------------------------------------------

For the three months ended July 31, 1999, revenues from two individual customers comprised approximately 17% and 14% of total revenues, respectively. Revenues derived from sales to agencies of the U.S. Government were approximately 11% of total revenues for the current quarter.

(6)  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company believes the adoption of SFAS No. 133 will not have a material effect on the financial statements.

The American Institute of Certified Public Accountants has issued Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." SOP 98-9 is effective for revenue transactions entered into in the Company's fiscal year 2001. The Company has evaluated SOP 98-9 and does not believe its adoption will have a material effect on the financial statements.

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

The following chart represents revenues and expenses (in thousands of dollars) attributable to the text and visual operating segments for the three and six month periods ended July 31, 1999 and 1998. Expenses for each segment consist of direct and allocated expenses.

------------------------------------------------------------------------------------------------------------------------------------
                                            Text Segment          Visual Segment           Text Segment            Vistual Segment
                                        Three months ended      Three months ended       Six months ended         Six months ended
                                              July 31,               July 31,                 July 31,               July 31,
                                          1999       1998        1999        1998       1999         1998        1999         1998
                                        -------------------    --------------------    --------------------    ---------------------
Total Revenue                           $  6,865   $  5,966    $  2,205    $    190    $ 13,715    $ 10,827    $  3,115    $    384
Operating Expenses                         6,832      6,054       2,514       1,354      13,860      11,935       4,715       2,817
                                        -------------------    --------------------    --------------------    --------------------
Operating Income (Loss)                 $     33   $    (88)   $   (309)   $ (1,164)   $   (145)   $ (1,108)   $ (1,600)   $ (2,433)
                                        ===================    ====================    ====================    ====================
------------------------------------------------------------------------------------------------------------------------------------


The Company believes that in addition to other competitive advantages, it holds a competitive advantage in that the Company's products accommodate the indexing and retrieval of multiple data types. The Company expects that over time, as video becomes a more common data type, these two markets will merge.

Results of Operations

Revenues
Total revenues increased 47% in the second quarter of the current year over the second quarter last year. Revenues from the Company's flagship product Excalibur RetrievalWare increased 25% in the second quarter of the current year to $5.7 million from $4.5 million in the second quarter of the prior year. RetrievalWare revenues represented 72% of software product revenues in the second quarter of the current year compared to 94% in the second quarter last year. Revenues from the Visual Products Group rose to $2.2 million in the current quarter from $0.2 million in the second quarter last year. Revenues from the Visual Products Group represented 28% of software product revenue compared to 4% in the second quarter last year. Due to the Company's transition from the EFS product line to RetrievalWare, there were $21,000 in sales of EFS in the second quarter of the current year compared to sales of $116 thousand in the second quarter last year.

Total software revenues increased 63% in the second quarter this year to $7.9 million from $4.8 million in the second quarter last year. North American software revenues grew 92% in the second quarter to $6.4 million from $3.3 million in the second quarter last year. International software revenues in the second quarter were flat compared to the comparable period last year.

For the six months ended July 31, 1999, total revenues were $16.8 million, an increase of 50% over total revenues of $11.2 million reported for the corresponding period last year. Revenues from RetrievalWare for the first six months of the fiscal year increased 42% to $11.3 million from $8 million for the first six months of last year. Revenues from the Visual Products Group were $3.1 million for the first half of this fiscal year compared to $.4 million in the first half of last year. Revenues from EFS were $21,000 in the first half of this fiscal year compared to $0.2 million for the same period last year.

Total software revenues for the six months ended July 31, 1999 were $14.4 million, an increase of 68% over software revenues of $8.6 million in the comparable period last year. Software revenues from North American sales increased 91% from the corresponding six month period of last year. International software revenues increased 24% in the first six months of this fiscal year from the same period last year.

The charts below summarize the components of revenues and expenses, including the amounts expressed as a percentage of total revenues, for the three and six month periods ended July 31, 1999 and 1998, and the percentage change in the amounts between fiscal periods (dollars in thousands).

----------------------------------------------------------------------------------------------------------------
                                                     Components of Revenue and Expenses                Increase/
                                                         Three Months Ended July 31,                   (Decrease)

                                                    1999                            1998
                                              $                 %             $                %            %
                                            ----------------------         ----------------------       -------

Revenues:
  RetrievalWare                             $5,685             63%         $4,543             74%           25%
  EFS                                           21              0             116              2           (82)
  Visual Products Group                      2,177             24             175              3          1141
                                            ---------------------          ---------------------        -------
Total Software                               7,883             87           4,834             79            63

Maintenance                                  1,187             13           1,322             21           (10)
                                            ---------------------          ---------------------        -------
  Total revenues                            $9,070            100%         $6,156            100%           47%
                                            ---------------------          ---------------------       --------
Expenses:
  Costs of sales                            $1,791             20%         $1,177             19%           52%
  Sales and marketing                        3,749             41           3,430             56             9
  Research and product development           2,372             26           1,782             29            33
  General and administrative                 1,434             16           1,019             16            41
                                            ---------------------          ----------------------       -------
     Total expenses                         $9,346            103%         $7,408            120%           26%
                                            =====================          ======================       =======
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
                                                  Components of Revenue and Expenses                   Increase/
                                                       Six Months Ended July 31,                       Decrease
                                                     1999                            1998
                                              $                %              $                %            %
                                           -----------------------        -----------------------       -------
Revenues:
  RetrievalWare                            $11,329             68%        $ 7,977             71%           42%
  EFS                                           21              0             228              2           (91)
  Visual Products Group                      3,061             18             360              3           750
                                           -----------------------        -----------------------        -------
Total Software                              14,411             86           8,565             76            68
Maintenance                                  2,419             14           2,646             24            (9)
                                           -----------------------        -----------------------        -------
     Total revenues                        $16,830            100%        $11,211            100%           50%
                                           -----------------------        -----------------------        -------

Expenses:
  Costs of sales                           $ 3,358             20%        $ 2,172             20%           55%
  Sales and marketing                        7,643             45           6,658             59            15
  Research and product development           4,862             29           3,680             33            32
  General and administrative                 2,712             16           2,242             20            21
                                           -----------------------        -----------------------        -------
     Total expenses                        $18,575            110%        $14,752            132%           26%
                                           -----------------------        -----------------------        -------
---------------------------------------------------------------------------------------------------------------


Revenue increases continue to be driven by growth in sales from three primary areas. These areas include organizations with major intranets and corporate portal installations, Internet businesses and web content providers, and major integration and distribution partnerships.

The first area of revenue growth came from sales of RetrievalWare to organizations with large intranets seeking to implement high performance search and retrieval software or replace existing search technology. Typically these are maturing corporate intranet sites dealing with expanding amounts of content and multimedia datatypes that need to be effectively accessed and utilized by the organization. In the first half of this year, intranet or knowledge management market sales were 40% of all license revenues.

A second area of revenue growth came from sales of Excalibur RetrievalWare and WebExpress to Internet web portals looking to provide customers with an enhanced search experience. Typically these are online businesses that place a high value on their content and whose customers demand the most accurate search results from the greatest amount of information. In the first six months of this year, online services sales comprised 21% of total license revenues. Overall, there are now more than 50 companies using Excalibur products to power online information services and applications.

The third area of growth came from existing OEM partners such as Storage Technology Corporation ("StorageTek") and major new partnerships with NCR Corporation, a recognized world leader in data warehousing solutions for the retail, financial, communications, airlines and insurance markets; Parametric Technology Corporation, a leading provider of integrated product development and lifecycle management solutions; and BankTec, one of the largest distributors of document management systems in Europe.

The Company's partnership with StorageTek calls for the joint development of advanced solutions called Network Appliances which are integrated software, tape and disk storage solutions that enable fast, easy and intelligent management of large amounts of corporate information ranging from electronic text to video. Currently there are two new appliances that have been built upon Excalibur RetrievalWare and Excalibur Screening Room products. The Media Management Network Appliance utilizing Excalibur Screening Room was first shipped in April of 1999, while the MessageVault e-mail appliance utilizing Excalibur RetrievalWare began shipping at the end of July 1999. In the second quarter of the current year, the Company recognized approximately $1.6 million from the StorageTek agreement. The Company has now completed delivery of the products under the terms of the contract and has recognized the last payment from StorageTek for development. Revenues of approximately $5.1 million have been recognized from the StorageTek agreement since its inception. The Company expects to earn additional revenues from StorageTek after prepaid royalties are sold through by earning royalties on the sales of the network appliances.

The licensing, development and distribution agreement with NCR, the largest in the history of Excalibur, gives NCR rights to use Excalibur's products in NCR Teradata warehouse solutions that NCR will announce this fall. NCR will also resell the full Excalibur product line and offer the Company's applications through its worldwide services and solutions group. NCR's initial multi-million dollar investment is for licensing, integration and support which the Company will recognize as development milestones are met. In addition, NCR will pay Excalibur ongoing royalties for data warehouse products it develops that use Excalibur technology. In the second quarter, the Company recognized revenues of approximately $1.3 million from the NCR agreement which is being accounted for on a percentage of completion basis.

According to the agreement with Parametric Technology Corporation ("Parametrics"), Parametrics will integrate RetrievalWare into Parametric's Windchill release 3.0 which features Enterprise Product Modeling solutions for connecting engineering workgroups to the extended enterprise. Parametrics will sell the combined solution to customers worldwide and will pay Excalibur ongoing royalties for each unit sold.

In addition, Excalibur signed an agreement with INTERVU Corporation, a leading provider of Internet audio and video delivery solutions, that calls for INTERVU to use Excalibur Screening Room to create a turnkey service for the management of video content over the Internet. INTERVU will sell the service worldwide and pay Excalibur a monthly fee for use of the software.

Overall, the Company's indirect sales strategy continues to focus on strategic OEM agreements that provide significant revenue opportunity. OEM relationships provided 39% of license revenues for the first half of the current year.

Maintenance revenues dropped 10% in the second quarter this year to $1.2 million from $1.3 million in the second quarter last year. Maintenance revenues declined 9% compared to the first half of last year. The decrease is due to the continued transition of the business from EFS to RetrievalWare as well as the increase in revenues from OEM agreements that do not have significant maintenance components. While the EFS customer base in general is not renewing their maintenance contracts, the RetrievalWare base of maintenance contracts continues to grow as RetrievalWare license sales grow, but the overall effect is a decline in maintenance revenues in the current fiscal year.

Costs of Sales

Costs of sales increased 52% to $1.8 million in the second quarter of the current year from $1.2 million in the second quarter last year. For the first six months of the current fiscal year, costs of sales increased 55% to $3.4 million from $2.2 million in the first six months of last year. The increase is attributable to the sales volume increase, greater royalty expense associated with new features included in the products, and the addition of technical support personnel for the StorageTek products. Costs of sales expressed as a percentage of total sales were 20% for both the second quarter and first half of the current year compared to 19% and 20% for the second quarter and first half of last year, respectively.

Operating Expenses

Sales and marketing expenses increased 9% in the quarter ended July 31, 1999 to $3.7 million from $3.4 million in the second quarter last year, representing 41% and 56% of total revenues, respectively. For the first half of the current fiscal year, sales and marketing expenses increased to $7.6 million from $6.7 million for the corresponding period last year, representing 45% and 59% of revenues, respectively. The number of employees in the sales and marketing departments has increased from the prior year to promote and support the increased sales effort, including the StorageTek product line, which did not exist in the first half of the prior year. The decrease in sales and marketing expenses as a percentage of total revenues is attributed to the increased revenues in the current fiscal year.

Total research and product development costs increased 33% to $2.4 million in the second quarter of the current year compared with $1.8 million in the second quarter last year, representing 26% and 29% of revenues, respectively. For the six months ended July 31, 1999, total research and development costs increased 32% to $4.9 million from $3.7 million in the first six months of the prior year, representing 29% and 33% of total revenues, respectively. The increase in absolute dollars is largely due to the creation of the joint development lab with StorageTek. The lab, established in the third quarter of fiscal 1999, has integrated StorageTek products with

Excalibur's advanced products for crawling, indexing, searching, retrieving and distributing all enterprise digital content, to create advanced solutions that make enterprise-wide information assets easier to archive, access and leverage. Based on expected demand, efforts were accelerated to complete development of these StorageTek network appliance products. Text and Visual research and development expenses also increased in the first half of the current year compared to last year as the Company continued to invest in the enhancement of its RetrievalWare and Visual product lines. In the first quarter of the current year, the Company released Excalibur Screening Room 2.0, a web-based, end-to-end solution for real-time capturing, analyzing, cataloguing, browsing, searching, retrieving and publishing video, as well as related closed-caption text and metadata, in a range of applications. The Company also recently announced the availability of RetrievalWare version 6.7 and a new Power Search Plug-in for Lotus Notes. RetrievalWare version 6.7's new features include automatic categorization, enhanced XML support, and experts directories. Automatic categorization eliminates the need to build complex topic trees. The Power Search Plug-in for Lotus notes allows Lotus customers to power search from inside the Notes environment across data distributed enterprisewide.

General and administrative expenses increased 41% in the second quarter to $1.4 million from $1.0 million in the second quarter last year, representing 16% and 17% of total revenues, respectively. For the first half of this year, general and administrative expenses increased 21% to $2.7 million from $2.2 million in the first half of last year, representing 16% and 20% of total revenues, respectively. The increase in absolute dollars is attributable to additional corporate expenses, including shareholder and legal expenses, as well as additions to bad debt expense associated with the increased revenues this fiscal year.

Net interest income declined to $66,000 and $124,000, respectively, in the three and six months periods ended July 31, 1999 from $81,000 and $143,000, respectively, in the comparable periods last year due to a lower rate of return on invested funds. Prior to termination of the distribution agreement with the Company's affiliate ETNV in May 1999, the Company's equity in the net loss of ETNV was $41,000 for the quarter ended April 30, 1999. For the three and six month periods ended July 31, 1998, the equity in the net loss of ETNV was $101,000 and $218,000, respectively. The remaining balance of the investment in ETNV of $430,000 was written off in the first quarter of the current fiscal year as a result of the termination of the distribution agreement with ETNV.

Liquidity and Capital Resources

In the six months ended July 31, 1999, the Company's combined balance of cash, cash equivalents and short term investments increased by $2.0 million to $7.9 million as summarized below (in thousands). At July 31, 1999, investments consist of a certificate of deposit pledged to collateralize a letter of credit.

                                  July 31,     January 31,
                                    1999          1999           Change
                                  --------     -----------       ------
      Cash and cash
          equivalents              $7,703         $5,851         $1,852
      Short term
          investments                 178             --            178
                                   ------         ------         ------
        Total                      $7,881         $5,851         $2,030
                                   ======         ======         ======


During the six months ended July 31, 1999, cash of $3.3 million used to fund operating activities was more than the net loss of $2.1 million primarily due to an increase in accounts receivable of $2.9 million. Non-cash charges totaling $1.5 million included depreciation and amortization of $0.8 million and the write off of the balance of the investment in ETNV totaling $0.4 million. The Company's operating activities used $2.0 million in the six months ended July 31, 1998. The net loss of $3.6 million was partially offset by depreciation and amortization and a decrease in accounts receivable.

The high sales volume and increase in the level of accounts receivable during the first half of the current year resulted in an increase in the number of days sales outstanding ("DSO") at July 3l, 1999 compared to January 31, 1999. Management believes that the allowance for doubtful accounts of $594,000 at July 31, 1999 is adequate.

The Company's investing activities used $0.7 million in the first half of the current fiscal year. The purchase of a certificate of deposit used $0.2 million, while purchases of equipment and leasehold improvements used $0.5 million. In the first half of last fiscal year, the Company's investing activities used $0.2 million principally due to the purchase of marketable securities and equipment totaling $1.6 million offset by the proceeds from the maturity of certain of the marketable securities.

Cash provided by financing activities was $5.8 million for the six months ended July 31, 1999. Net proceeds of $4.7 million were provided by a private placement of 500,000 shares of common stock sold at $10.00 per share to unaffiliated accredited investors, most of whom are institutional investors. Cash of $1.1 million was provided from the exercise of employee stock options and $0.1 million was provided from issuances of stock under the employee stock purchase plan. For the six months ended July 31, 1998, financing activities provided $3.7 million. Net proceeds of $3.3 million were provided by a private placement of 325,000 shares of common stock at $10.00 per share and proceeds from the exercise of stock options and issuance of stock under the employee stock purchase plan provided $0.5 million.

The Company believes that its current cash and cash equivalents and its funds generated from operations, if any, will be sufficient to fund the Company's current projected cash needs for the remainder of the current fiscal year. Historically, the Company has primarily used cash provided by sales of its common stock to finance its operations. If the actions taken by management are not effective in achieving profitable operating results, the Company may be required to pursue external sources of financing in the future to support its operations and capital requirements. There can be no assurances that external sources of financing will be available if required, or that such financing will be available on terms acceptable to the Company.

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

As of January 31, 1999, the Company had net operating loss carryforwards ("NOLs") of approximately $68 million. The deferred tax assets representing the benefits of the NOLs have been offset completely by a valuation allowance due to the Company's lack of an earnings history. The Company incurred a net loss of $2.1 million for the six months ended July 31, 1999. The accumulated deficit of the Company at July 31, 1999 was $57.9 million. The realization of the benefits of the NOLs is dependent on sufficient taxable income in future fiscal years. Lack of future earnings, or a change in the ownership of the Company, could adversely affect the Company's ability to utilize the NOLs. Further, because there was a change in the ownership of ConQuest in fiscal year 1996, the Company's ability to utilize NOLs relating to ConQuest of approximately $3.2 million may be limited. Despite the NOL carryforwards, the Company may have income tax liability in future years due to the application of the alternative minimum tax rules of the Internal Revenue Code.

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

                           PART II-- OTHER INFORMATION


Item 1.  Legal Proceedings

On May 3, 1999 the Company commenced a lawsuit against Excalibur Technologies N.V. (ETNV) in the United States District Court for the Eastern District of Virginia seeking as damages unpaid license fees and other amounts due and owing from ETNV pursuant to a distribution agreement between the Company and ETNV of approximately $1.4 million. On July 23, 1999, the Company reached an agreement with ETNV resolving all of the issues raised by the litigation commenced in May and the litigation was discontinued. No payment was made by ETNV as part of the agreement.


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

                       EXCALIBUR TECHNOLOGIES CORPORATION



September 13, 1999                  By: /s/ Patrick C. Condo
                                        ----------------------------------------
                                    Patrick C. Condo
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


September 13, 1999                  By: /s/ James H. Buchanan
                                        ----------------------------------------
                                    James H. Buchanan
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)