Form 10-Q
period 1999-10-31
EXCALIBUR TECHNOLOGIES CORP
filed 1999-12-14
CIK 316222

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing
requirements  for  the  past  90  days.  Yes     No  __

As of December 9, 1999, 14,409,409 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                                  EXCALIBUR TECHNOLOGIES CORPORATION

                                     QUARTERLY REPORT ON FORM 10-Q
                                FOR THE QUARTER ENDED OCTOBER 31, 1999

                                           TABLE OF CONTENTS


                                    PART I.  FINANCIAL INFORMATION



Item 1.        Financial Statements:                                                              Page
                                                                                                  ----
               Consolidated Balance Sheets
               October 31, 1999 (unaudited) and January 31, 1999 . . . . . . . . . . . . . . . .     3

               Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited)
               Three and nine months ended October 31, 1999 and 1998 . . . . . . . . . . . . . .     4

               Consolidated Statements of Cash Flows (unaudited)
               Nine months ended October 31, 1999 and 1998 . . . . . . . . . . . . . . . . . . .     5

               Notes to Consolidated Financial Statement . . . . . . . . . . . . . . . . . . . .     6

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10


                                    PART II. OTHER INFORMATION

Items 1. - 6.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    18


Signatures     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    19

                                EXCALIBUR TECHNOLOGIES CORPORATION
                                         AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                              (in thousands, except per share data)


                          ASSETS                            October 31, 1999    January 31, 1999
                                                              (unaudited)
Current Assets:
Cash and cash equivalents . . . . . . . . . . . . . . . .  $           6,468   $           5,851
Short term investments. . . . . . . . . . . . . . . . . .                178                  --
Accounts receivable, net of allowance for doubtful
 accounts of $625 and $660, respectively. . . . . . . . .              9,690               6,402
Prepaid expenses and other. . . . . . . . . . . . . . . .              2,747               2,291
                                                           ------------------  ------------------
   Total current assets . . . . . . . . . . . . . . . . .             19,083              14,544

Equipment and leasehold improvements, net of accumulated
  depreciation of $7,999 and $6,986, respectively . . . .              1,750               2,034
Other assets. . . . . . . . . . . . . . . . . . . . . . .              1,774               3,134
                                                           ------------------  ------------------
   Total assets . . . . . . . . . . . . . . . . . . . . .  $          22,607   $          19,712
                                                           ==================  ==================

       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current portion of capital lease obligations. . . . . . .  $               9   $              --
Accounts payable. . . . . . . . . . . . . . . . . . . . .              2,144               1,933
Accrued expenses. . . . . . . . . . . . . . . . . . . . .              1,482               1,829
Deferred revenues . . . . . . . . . . . . . . . . . . . .              2,650               2,690
Deferred compensation . . . . . . . . . . . . . . . . . .                 80                  86
                                                           ------------------  ------------------
   Total current liabilities. . . . . . . . . . . . . . .              6,365               6,538
                                                           ------------------  ------------------

Capital lease obligations, net of current portion . . . .                 12                  --
                                                           ------------------  ------------------
   Total liabilities. . . . . . . . . . . . . . . . . . .              6,377               6,538
                                                           ------------------  ------------------

Shareholders' Equity:
5% Cumulative convertible preferred stock,
 $0.01 par value, preference in liquidation
 $10 per share, 1,000 shares authorized;
 27 shares issued and outstanding . . . . . . . . . . . .                271                 271
Common stock, $0.01 par value, 40,000
 shares authorized; 14,377 and 13,689
 shares issued and outstanding, respectively. . . . . . .                144                 137
Additional paid-in capital. . . . . . . . . . . . . . . .             74,640              68,631
Accumulated deficit . . . . . . . . . . . . . . . . . . .            (58,847)            (55,798)
Accumulated other comprehensive income (loss) . . . . . .                 22                 (67)
                                                           ------------------  ------------------
   Total shareholders' equity . . . . . . . . . . . . . .             16,230              13,174
                                                           ------------------  ------------------
     Total liabilities and shareholders' equity . . . . .  $          22,607   $          19,712
                                                           ==================  ==================

    The accompanying notes are an integral part of these consolidated financial statements.

                         EXCALIBUR TECHNOLOGIES CORPORATION

CONSOLIDATED  STATEMENTS  OF  OPERATIONS  AND  COMPREHENSIVE  INCOME  (LOSS)
                                     (unaudited)
                        (in thousands, except per share data)


                                              Three Months Ended  Nine Months Ended
                                                  October 31,         October 31,
                                                1999      1998      1999      1998
                                              --------  --------  --------  --------
REVENUES:
  Software . . . . . . . . . . . . . . . . .  $ 7,003   $ 5,998   $21,413   $14,563
  Maintenance. . . . . . . . . . . . . . . .    1,363     1,264     3,783     3,910
                                              --------  --------  --------  --------
                                                8,366     7,262    25,196    18,473
                                              --------  --------  --------  --------

EXPENSES:
  Cost of software revenues. . . . . . . . .    1,229     1,192     3,510     2,712
  Cost of maintenance revenues . . . . . . .      542       326     1,618       978
  Sales and marketing. . . . . . . . . . . .    4,064     3,367    11,708    10,025
  Research and product development . . . . .    2,173     2,072     7,035     5,752
  General and administrative . . . . . . . .    1,369     1,067     4,081     3,309
                                              --------  --------  --------  --------
                                                9,377     8,024    27,952    22,776
                                              --------  --------  --------  --------
Operating loss . . . . . . . . . . . . . . .   (1,011)     (762)   (2,756)   (4,303)
                                              --------  --------  --------  --------

OTHER INCOME/ (EXPENSES):
     Interest income, net. . . . . . . . . .       55        52       179       194
     Equity in net loss of affiliate . . . .       --       (83)      (41)     (299)
     Write-off of investment in affiliate. .       --        --      (430)       --
                                              --------  --------  --------  --------
Net loss . . . . . . . . . . . . . . . . . .     (956)     (793)   (3,048)   (4,408)
Dividends on preferred stock . . . . . . . .        3         3        10        10
                                              --------  --------  --------  --------
Net loss applicable to common stock. . . . .  $  (959)  $  (796)  $(3,058)  $(4,418)
                                              ========  ========  ========  ========
Basic and diluted net loss per common share.  $ (0.07)  $ (0.06)  $ (0.21)  $ (0.33)
Weighted-average number of common shares
      outstanding. . . . . . . . . . . . . .   14,363    13,641    14,215    13,471
Other comprehensive income (loss):
Net loss . . . . . . . . . . . . . . . . . .     (956)     (793)   (3,048)   (4,408)
     Foreign currency translation adjustment       18       (52)       89       (52)
                                              --------  --------  --------  --------
Comprehensive loss . . . . . . . . . . . . .  $  (938)  $  (845)  $(2,959)  $(4,460)
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

                                EXCALIBUR TECHNOLOGIES CORPORATION
                                         AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (unaudited)
                                          (in thousands)


                                                                               Nine Months Ended
                                                                                  October 31,
                                                                                 1999      1998
                                                                               --------  --------
Cash Flows from Operating Activities:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(3,048)  $(4,408)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . .    1,126     1,099
    Bad debt expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      340       125
    Equity in net loss of affiliate . . . . . . . . . . . . . . . . . . . . .       41       299
    Write-off of investment in affiliate. . . . . . . . . . . . . . . . . . .      430        --
  Changes in operating assets and liabilities:
    Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . .   (3,612)    2,037
    Prepaid expenses and other. . . . . . . . . . . . . . . . . . . . . . . .      348    (1,514)
    Accounts payable and accrued expenses . . . . . . . . . . . . . . . . . .     (136)      (52)
    Deferred revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (36)      169
                                                                               --------  --------
  Net cash used in operating activities . . . . . . . . . . . . . . . . . . .   (4,547)   (2,245)
                                                                               --------  --------

Cash Flows from Investing Activities:
  Purchases of equipment and leasehold improvements . . . . . . . . . . . . .     (706)     (939)
  Purchase of investments . . . . . . . . . . . . . . . . . . . . . . . . . .     (178)     (984)
  Proceeds from maturities of investments . . . . . . . . . . . . . . . . . .       --     1,481
  Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       --      (226)
                                                                               --------  --------
  Net cash used in investing activities . . . . . . . . . . . . . . . . . . .     (884)     (668)
                                                                               --------  --------

Cash Flows from Financing Activities:
  Proceeds from the exercise of stock options . . . . . . . . . . . . . . . .    1,207       431
  Gross proceeds from the issuance of common stock. . . . . . . . . . . . . .    5,145     3,344
  Costs incurred in connection with issuance of common stock. . . . . . . . .     (342)       --
  Repayment of capital lease obligations. . . . . . . . . . . . . . . . . . .      (24)       --
                                                                               --------  --------
  Net cash provided by financing activities . . . . . . . . . . . . . . . . .    5,986     3,775
                                                                               --------  --------

The Effect of Exchange Rate Changes on Cash . . . . . . . . . . . . . . . . .       62      (117)
                                                                               --------  --------
Net Increase in Cash and Cash Equivalents . . . . . . . . . . . . . . . . . .      617       745

Cash and Cash Equivalents, beginning of period. . . . . . . . . . . . . . . .    5,851     4,939
                                                                               --------  --------

Cash and Cash Equivalents, end of period. . . . . . . . . . . . . . . . . . .  $ 6,468   $ 5,684
                                                                               ========  ========

    The accompanying notes are an integral part of these consolidated financial statements.

                       EXCALIBUR TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 1999


(1)     THE  COMPANY

The consolidated financial statements include the accounts of Excalibur Technologies Corporation ("Excalibur") and its wholly owned subsidiaries. These entities are collectively referred to hereinafter as the "Company." All significant intercompany transactions and accounts have been eliminated.

The Company designs, develops and markets enterprise-wide accurate, scalable and secure knowledge retrieval and digital asset management software solutions capable of supporting paper, text, image and video data. The Company offers consulting, training, product maintenance and system implementation services in support of its software products. The Company licenses its software products directly to commercial businesses and government agencies throughout North America, Europe and other parts of the world and also distributes its software products to end users through license agreements with value-added resellers, system integrators, original equipment manufacturers, application service providers and other strategic partners.

The Company incurred a net loss of $3.0 million in the nine month period ended October 31, 1999 and has incurred cumulative losses of approximately $19.4 million over the last three fiscal years. The accumulated deficit at October 31, 1999 was $58.8 million. The Company's operations are subject to certain risks and uncertainties including, among others, the dependence upon the timing of the closing on sales of large software licenses; actual and potential competition by entities with greater financial resources, experience and market presence than the Company; rapid technological changes; the success of the Company's product marketing and product distribution strategies; the risks associated with acquisitions and international expansion; the need to manage growth; the need to retain key personnel and protect intellectual property; and the availability of additional capital financing on terms acceptable to the Company.


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

These consolidated financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999. In the opinion of management, the consolidated financial statements for the fiscal periods presented herein include all adjustments that are normal and recurring which are necessary for a fair statement of the results for the interim periods. The results of operations for the three and nine month periods ended October 31, 1999 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2000.

REVENUE  RECOGNITION

The American Institute of Certified Public Accountants has issued Statement of Position 97-2, "Software Revenue Recognition," ("SOP 97-2") that supercedes Statement of Postion 97-1. The Company has implemented SOP 97-2 in fiscal year 1999 and it has not had a material financial impact on the Company.

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

CASH,  CASH  EQUIVALENTS  AND  SHORT  TERM  INVESTMENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of funds deposited in money market accounts. Consequently, the carrying amount of cash and cash equivalents approximate fair value. The balance of short term investments at October 31, 1999 consisted of a certificate of deposit pledged to collateralize a letter of credit required for a leased facility.

NET  LOSS  PER  COMMON  SHARE

Basic loss per common share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per common share includes the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options to purchase 2,564,174 shares of common stock and cumulative convertible preferred stock that were outstanding at October 31, 1999 were not included in the computation of diluted loss per common share for all periods presented as their effect would be anti-dilutive. As a result, the basic and diluted loss per common share amounts are identical.

INCOME  TAXES

Deferred taxes are provided utilizing the liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has provided a full valuation allowance against its net deferred tax asset as of October 31, 1999 and January 31, 1999, respectively.


(3)     INVESTMENT  IN  AFFILIATE

In July 1996, the Company authorized the use of its name by Excalibur Technologies N.V. ("ETNV"), a Belgian company incorporated in June 1996 for the purpose of selling and marketing the Company's products and services within a large territory including most of Northern Europe and Italy. The Company contributed approximately $488,000 in cash to ETNV in consideration for 13.2% of its voting capital stock. In May 1999, the Company terminated its 1996 distribution agreement with ETNV because ETNV failed to pay to Excalibur the minimum required license fees for the quarter ended January 31, 1999 of approximately $900,000 as well as an additional amount of approximately $400,000 that was due on April 20, 1999. Promptly after giving notice of such termination Excalibur commenced a lawsuit in the United States District Court for the Eastern District of Virginia seeking as damages such unpaid minimum license fees and other amounts due and owing from ETNV. The lawsuit was settled on July 21, 1999. No payment was made by ETNV as part of the settlement.

In connection with the original organization of ETNV, the Company issued warrants to purchase 148,500 shares of the Company's common stock to certain shareholders of ETNV. The warrants were exercisable at a price of $22.00 per share for a term of seven years but only if ETNV achieved certain financial objectives. The value of the warrants on the date of grant was estimated to be $758,000 and was included, net of amortization, in other assets in the consolidated balance sheet. As a result of the termination of the Company's distribution agreement with ETNV, the unamortized value of the warrants and investment costs totaling $430,000 was written off during the three months ended April 30, 1999.

Prior to termination of the distribution agreement, the Company's investment in ETNV was accounted for using the equity method. The original investment exceeded the Company's share of the underlying net assets of ETNV by approximately $827,000. The excess was being amortized over a five-year period. The amortization of the excess, as well as the Company's share of ETNV's net loss for the period and the elimination of the Company's share of gross profit included in ETNV's prepaid license is included in equity in net loss of affiliate in the accompanying consolidated statements of operations for the nine months ended October 31, 1999 and 1998. The net balance of the investment in and advances to ETNV of $471,000 was included in other assets in the accompanying consolidated balance sheet at January 31, 1999. That account had a net balance of $430,000 when it was written off in the quarter ended April 30, 1999. No revenue related to the agreement was recorded in the current year. For the three and nine month periods ended October 31, 1998, the Company recorded revenues of $269,000 and $929,000, respectively.


(4)     CAPITALIZATION

STOCK  OFFERINGS

In March 1999 the Company completed a private placement of 500,000 shares (the "Shares") of its common stock to unaffiliated accredited investors, most of whom are institutional investors. The Shares were sold at a purchase price of $10.00 per share, resulting in net proceeds to the Company of approximately $4.7 million. Net proceeds from the placement are being used to fund ongoing operations and for general corporate purposes of the Company. A registration statement under the Securities Act of 1933 covering resale of the Shares was declared effective by the Securities and Exchange Commission on July 14, 1999. The Shares were sold pursuant to an exemption from the registration requirements of the Securities Act of 1933.

During the nine months ended October 31, 1999, the Company issued 173,000 shares of common stock upon the exercise of options resulting in total cash proceeds of $1,207,000 and the utilization of $6,000 of deferred compensation. Additionally the Company issued 14,000 shares of common stock to participants of the employee stock purchase plan resulting in cash proceeds of $145,000.


(5)     SEGMENT  REPORTING

On November 17, 1999, the Company formally announced the alignment of the business into two operating segments. The Excalibur Applications Group develops, markets and services the Excalibur RetrievalWare suite of products and will focus on global 2000 and government organizations building knowledge management intranets and portals, as well as Internet based e-commerce and online service businesses. The Excalibur Media Services Group develops, markets and services the Screening Room product line concentrating primarily on opportunities in association with third party application service providers ("ASP") and original equipment manufacturers ("OEM") who will host or embed Screening Room in their product and service offerings.

Prior to the second quarter of the current year, the Company operated as a single segment. During the second quarter of the current year, the revenue model for the Media Services Group segment became differentiated from the Applications Group segment. Media Services Group revenues are generated primarily from OEM and ASP transactions, which may involve development and customization by the Company. While OEM deals are a significant component of the Application Group revenues, the majority of revenue is generated from licensing the RetrievalWare suite of products directly to corporations and government organizations building intranets and Internet based e-commerce and online service businesses. Until the second quarter of the current year, the Media Services Group was not forecast to meet any of the 10% significance tests as outlined in Financial Accounting Standards Board ("FASB") SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

The following charts represent revenues, expenses and operating profit (in thousands of dollars) attributable to the Applications Group and Media Services Group operating segments for the three and nine month periods ended October 31, 1999 and 1998. Expenses for each segment consist of direct and allocated expenses. Revenues are entirely from external customers.

                        APPLICATIONS GROUP  MEDIA SERVICES GROUP       TOTAL
                        ------------------  --------------------       -----
                        THREE MONTHS ENDED   THREE MONTHS ENDED   THREE MONTHS ENDED
                            OCTOBER 31,         OCTOBER 31,          OCTOBER 31,
                           1999    1998        1999      1998       1999     1998
                          ------  ------     --------  --------   --------  -------
TOTAL REVENUE . . . . .   $7,549  $6,752     $   817   $   510    $ 8,366   $7,262
OPERATING EXPENSES. . .    7,310   6,184       2,067     1,840      9,377    8,024
                          ------  ------     --------  --------   --------  -------
OPERATING INCOME (LOSS)   $  239  $  568     $(1,250)  $(1,330)   $(1,011)  $ (762)
                          ------  ------     --------  --------   --------  -------

                         APPLICATIONS GROUP  MEDIA SERVICES GROUP       TOTAL
                         ------------------  --------------------       -----
                          NINE MONTHS ENDED   NINE MONTHS ENDED   NINE MONTHS ENDED
                            OCTOBER 31,         OCTOBER 31,          OCTOBER 31,
                           1999      1998       1999      1998      1999      1998
                          -------  --------   --------  --------  --------  --------
TOTAL REVENUE . . . . .   $21,264  $17,579    $ 3,932   $   894   $25,196   $18,473
OPERATING EXPENSES. . .    21,170   18,119      6,782     4,657    27,952    22,776
                          -------  --------   --------  --------  --------  --------
OPERATING INCOME (LOSS)   $    94  $  (540)   $(2,850)  $(3,763)  $(2,756)  $(4,303)
                          -------  --------   --------  --------  --------  --------

For the three months ended October 31, 1999, revenues from two individual customers comprised approximately 18.5% and 12.0% of total revenues, respectively. Revenues derived from sales to agencies of the U.S. Government were approximately 11.8% of total revenues for the current quarter.


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


(7)     LINE  OF  CREDIT

The Company has available a $3,000,000 line of credit under an agreement with a bank which expires on September 20, 2000. Up to $250,000 of borrowings may be in the form of letters of credit. The line of credit is collateralized by substantially all corporate assets. Borrowings under the line of credit bear interest at the lender's prime rate (8.25% at October 31, 1999) plus up to 1%. The agreement requires the Company to comply with certain financial covenants that are computed on a monthly basis and prohibits additional borrowings without the bank's approval. As of October 31, 1999, no borrowings were outstanding under the line of credit.

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

The Company principally earns revenues from the licensing of its software products to commercial businesses and government agencies throughout North America, Europe and other parts of the world. The Company licenses its software to end-users directly and also distributes its software products through license agreements with value-added resellers, system integrators, original equipment manufacturers, application service providers and other strategic partners. Revenues are provided under software licenses with new customers and from the related sale of product maintenance, training and implementation support services. Additions to the number of authorized users, upgrades to newer product versions and the renewal of product maintenance arrangements by customers pursuant to existing licenses also provide revenues to the Company. Under software maintenance contracts, customers are typically entitled to receive telephone support, software bug fixes and new releases of particular software products when and if they are released.

The Company's software products are designed to enable individuals to quickly search and retrieve relevant information residing on a LAN/WAN, intranet, paper-based archive, extranet, video archive or the Internet through a unified web-based user interface. There are generally two markets today for the Company's products, text knowledge retrieval and video indexing and retrieval. The market for text knowledge retrieval products consists of electronic publishing, online information services, e-commerce services, global corporate intranets, paper archival systems as well as market, business and government intelligence. The market for video indexing and retrieval solutions includes application and website developers, certain government agencies as well as commercial media, entertainment and broadcasting companies. Knowledge retrieval products include the RetrievalWare family of products and EFS. Video products include Visual RetrievalWare, VAE and Screening Room, an advanced end-to-end solution for real-time capturing, analyzing, cataloguing, browsing, searching and retrieving video over intranets and the Internet. The Company believes that in addition to other competitive advantages, it holds a competitive advantage in that the Company's products accommodate the indexing and retrieval of multiple data types.

In order to compete more effectively in each of these two markets, the Company announced on November 17, 1999 the alignment of the business into two operating segments. The Excalibur Applications Group will focus on the knowledge retrieval market supporting knowledge management, e-commerce and online publishing. The Excalibur Media Services Group will provide software products and services primarily to original equipment manufacturers and application service providers focusing on Internet and intranet video content management.

The following chart represents revenues and expenses (in thousands of dollars) attributable to the Applications Group and Media Services Group operating segments for the three and nine month periods ended October 31, 1999 and 1998.
Expenses  for  each  segment  consist  of  direct  and  allocated  expenses.

                        APPLICATIONS GROUP  MEDIA SERVICES GROUP  APPLICATIONS GROUP  MEDIA SERVICES GROUP
                        ------------------  --------------------  ------------------  --------------------
                        THREE MONTHS ENDED   THREE MONTHS ENDED    NINE MONTHS ENDED   NINE MONTHS ENDED
                            OCTOBER 31,         OCTOBER 31,           OCTOBER 31,
                           1999     1998       1999      1998       1999      1998      1999        1998
                         -------  --------   --------  --------   --------  --------  --------    --------
TOTAL REVENUE . . . . .  $7,549   $  6,752   $   817   $   510    $ 21,264  $17,579   $ 3,932     $   894
OPERATING EXPENSES. . .   7,310      6,184     2,067     1,840      21,170   18,119     6,782       4,657
                         -------  --------   --------  --------   --------  --------  --------    --------
OPERATING INCOME (LOSS)  $  239   $    568   $(1,250)  $(1,330)   $     94  $  (540)  $(2,850)    $(3,763)
                         -------  --------   --------  --------   --------  --------  --------    --------

RESULTS  OF  OPERATIONS

Revenues
--------
Total revenues increased 15% in the third quarter of the current year over the third quarter last year. Revenues from the Company's flagship product Excalibur RetrievalWare increased 13% in the third quarter of the current year to $6.2 million from $5.5 million in the third quarter of the prior year. RetrievalWare revenues represented 89% of software product revenues in the third quarter of the current year compared to 91% in the third quarter last year. Revenues from the Screening Room products rose 65% to $0.8 million in the current quarter from $0.5 million in the same quarter last year. Revenues from the Screening Room products now represent 10% of total revenues compared to 7% in the third quarter last year. Due to the Company's transition from the EFS product line to RetrievalWare, $16 thousand in EFS software revenue was recognized compared to $37 thousand in the third quarter last year.

Total software revenues increased 17% in the third quarter this year to $7.0 million from $6.0 million in the third quarter last year. North American software revenues grew 60% in the third quarter to $5.6 million from $3.5 million in the third quarter last year. International software revenues decreased 43% to $1.4 million in the third quarter of the current year from $2.5 million in the third quarter last year.

For the nine months ended October 31, 1999, total revenues were $25.2 million, an increase of 36% over total revenues of $18.5 million reported for the corresponding period last year. Revenues from RetrievalWare for the first nine months of the fiscal year increased 30% to $17.5 million from $13.5 million for the first nine months of last year. Revenues from the Screening Room products were $3.8 million for the nine months ended October 31, 1999 compared to $0.8 million in the corresponding period last year. Revenues from EFS were $36 thousand for the nine months of this fiscal year compared to $265 thousand for the same period last year.

Total software revenues for the nine months ended October 31, 1999 were $21.4 million, an increase of 47% over software revenues of $14.6 million in the comparable period last year. Software revenues from North American sales for the nine months ended October 31, 1999 increased 79% from the corresponding nine month period of last year. International software revenues decreased 7% in the first nine months of this fiscal year from the same period last year.

The charts below summarize the components of revenues and expenses, including the amounts expressed as a percentage of total revenues, for the three and nine month periods ended October 31, 1999 and 1998, and the percentage change in the amounts between fiscal periods (dollars in thousands).

                                COMPONENTS OF REVENUE AND EXPENSES    INCREASE/
                                  THREE MONTHS ENDED OCTOBER 31,      (DECREASE)
                                     1999                1998
                                      % OF TOTAL          % OF TOTAL
                                $      REVENUES     $      REVENUES       %
                              ------  ----------  ------  ----------  ----------
REVENUES:
  RETRIEVALWARE. . . . . . .  $6,199         74%  $5,482         75%         13%
  EFS. . . . . . . . . . . .      16         --       37          1         (57)
  SCREENING ROOM . . . . . .     788         10      479          7          65
                              ------  ----------  ------  ----------  ----------
TOTAL SOFTWARE . . . . . . .   7,003         84    5,998         83          17
MAINTENANCE. . . . . . . . .   1,363         16    1,264         17           8
                              ------  ----------  ------  ----------  ----------
    TOTAL REVENUES . . . . .  $8,366        100%  $7,262        100%         15%
                              ------  ----------  ------  ----------  ----------

EXPENSES:
  COSTS OF SALES . . . . . .  $1,771         21%  $1,518         20%         17%
  SALES AND MARKETING. . . .   4,064         49    3,367          46         21
  RESEARCH AND PRODUCT
     DEVELOPMENT . . . . . .   2,173         26    2,072          29          5
  GENERAL AND ADMINISTRATIVE   1,369         16    1,067          15         28
                              ------  ----------  ------  -----------  ---------
    TOTAL EXPENSES . . . . .  $9,377        112%  $8,024         110%        17%
                              ------  ----------  ------  -----------  ---------

                                       COMPONENTS OF REVENUE AND EXPENSES         INCREASE/
                                          NINE MONTHS ENDED OCTOBER 31,           (DECREASE)
                                             1999                  1998
                                                % OF TOTAL            % OF TOTAL
                                        $        REVENUES       $      REVENUES        %
                                   -----------  -----------  -------  ----------  ----------
REVENUES:
  RETRIEVALWARE . . . . . . . . .  $    17,528          70%  $13,459         73%         30%
  EFS . . . . . . . . . . . . . .           36          --       265          1         (86)
  SCREENING ROOM. . . . . . . . .        3,849          15       839          5         359
                                   -----------  -----------  -------  ----------  ----------
TOTAL SOFTWARE. . . . . . . . . .       21,413          85    14,563         79          47
MAINTENANCE . . . . . . . . . . .        3,783          15     3,910         21          (3)
                                   -----------  -----------  -------  ----------  ----------
    TOTAL REVENUES. . . . . . . .  $    25,196         100%   18,473        100%         36%
                                   -----------  -----------  -------  ----------  ----------
EXPENSES:
  COSTS OF SALES. . . . . . . . .  $     5,128          20%  $ 3,690         20%         39%
  SALES AND MARKETING . . . . . .       11,708          46    10,025         54          17

  RESEARCH AND PRODUCT DEVELOPMENT       7,035          28     5,752         31          22
  GENERAL AND ADMINISTRATIVE. . .        4,081          17     3,309         18          23
                                   -----------  -----------  -------  ----------  ----------
    TOTAL EXPENSES. . . . . . . .  $    27,952         111%  $22,776        123%         23%
                                   -----------  -----------  -------  ----------  ----------

Revenue increases were driven by three primary areas. These include sales to global 2000 and government organizations building knowledge management intranets and corporate portals, sales to Internet businesses and web content providers, and indirect sales via major integration and distribution partnerships. In the coming quarters, a fourth area of growth is anticipated as the Company becomes a supplier to application service providers (ASPs) that are looking to add video content management capabilities to their service offerings.

The first area of revenue growth came from sales of RetrievalWare to organizations with large intranets seeking to implement high performance search and retrieval software or replace existing search technology. Typically these are maturing corporate intranet sites dealing with expanding amounts of content and multimedia data types that need to be effectively accessed and utilized by the organization. In the quarter ended October 31, 1999, agreements were signed with Raytheon Systems Company, Acxiom Corporation, GE, MasterCard International, Autotrol, Lockheed Martin, and the YMCA. For the three months and nine months ended October 31, 1999, intranet or knowledge management market sales were approximately 35% and 38% of total license revenues respectively.

A second area of revenue growth came from sales of Excalibur RetrievalWare and WebExpress to Internet web portals and e-commerce businesses looking to provide their customers with an enhanced search experience. Typically these are online businesses that place a high value on their content and whose customers demand the most accurate search results from the greatest amount of information. In the third quarter, the Company signed a significant licensing and distribution agreement with found.com, a specialized Internet portal company. In addition to a substantial initial cash payment, the Company is entitled to receive additional cash or preferred stock in found.com, the value of which is not currently determinable but which could represent significant additional future revenue to the Company. There are now approximately 60 companies using Excalibur products to power online information services and e-commerce applications. For the three months and nine months ended October 31, 1999, online services and e-commerce sales were approximately 36% and 26% of total license revenues respectively.

The third area of growth came from new and existing OEM partners such as NCR, Lombard, Techmath, KDN and OCS in Europe, and KDN in the Pacific Rim. During the second quarter of this year, the Company completed its delivery of products to StorageTek under the terms of that contract. Revenue of approximately $5.1 million dollars was recognized from the StorageTek agreement from its inception in July 1998.

The licensing, development and distribution agreement with NCR, the largest in the history of the Company, gives NCR rights to use the Company's products in NCR Teradata warehouse solutions. NCR also has rights under the agreement to resell the full Excalibur product line and offer the Company's applications through its worldwide services and solutions group. NCR's initial multi-million dollar investment is for licensing, integration and support, which the Company will recognize as development milestones are met. In addition, NCR will pay the Company ongoing royalties for data warehouse products it develops that use Excalibur technology. In the three and nine months ended October 31, 1999, the Company recognized revenues of approximately $1.5 million and $2.8 million, respectively, from the NCR agreement, which is being accounted for on a percentage of completion basis.

During the third quarter of this year, the Company announced an agreement with AT&T that calls for AT&T to integrate Excalibur Screening Room as part of an intranet-based video asset management service that will be sold by both Excalibur and AT&T. Similarly, in the second quarter of this year, Excalibur announced an agreement with INTERVU Corporation that calls for INTERVU to use Screening Room to create a service for the management of video content over the Internet. These and similar agreements will be managed by the newly formed
Excalibur Media Services Group which will develop, market, and sell the Screening Room product line, and will focus on establishing the standard for end-to-end video solutions.

The Company's indirect sales strategy continues to focus on strategic OEM agreements that provide potentially significant revenue opportunities. For the three and nine months ended October 31, 1999, OEM relationships provided approximately 29% and 36% respectively of total license revenues.

Maintenance revenue increased 8% in the third quarter this year to $1.4 million from $1.3 million in the third quarter last year. The increase in maintenance revenue is primarily attributable to an increase in the number of RetrievalWare customers. Maintenance revenue declined 3% for the nine months ended October 31, 1999 compared to the same period last year. The decrease is due to the continued transition of the business from EFS to RetrievalWare as well as the increase in revenue from OEM agreements that do not have significant maintenance components.

Costs  of  Sales
----------------
Costs of sales increased 17% to $1.8 million in the third quarter of the current year from $1.5 million in the third quarter last year. For the first nine months of the current year, costs of sales increased 39% to $5.1 million from $3.7 million in the first nine months of last year. The increase is related primarily to the sales volume increase and greater royalty expense associated with new features included in the products. Costs of sales expressed as a percentage of total revenues were 21% in the third quarter of the current year compared to the 20% in the third quarter last year and 20% of total revenues for the nine months of both the current and prior years.

Operating  Expenses
-------------------
Sales and marketing expenses increased 21% in the quarter ended October 31, 1999 to $4.1 million from $3.4 million in the third quarter last year, representing 49% and 46% of total revenues, respectively. For the nine months ended October 31, 1999, sales and marketing expenses increased to $11.7 million from $10.0 million for the corresponding period last year, representing 46% and 54% of revenues, respectively. The number of employees in the sales and marketing departments has increased from the prior year to promote and support the increased sales effort, including the StorageTek product line. Also, during the third quarter of the current year a new sales office was opened in Germany.

Total research and product development costs increased 5% to $2.2 million in the third quarter of the current year compared with $2.1 million in the third quarter last year, representing 26% and 29% of revenues respectively. For the nine months ended October 31, 1999, total research and development cost increased 22% to $7.0 million from $5.8 million in the first nine months of the prior year, representing 28% and 31% of total revenues, respectively. The increase  in  absolute  dollars  is  largely  due  to  the creation of the joint development lab with StorageTek. Text and video research and development expenses also increased in the nine month period of the current year compared to last year as the Company continued to invest in the enhancement of its RetrievalWare and video products. In the first quarter of the current year, the Company released Excalibur Screening Room 2.0, a web-based, end-to-end solution for real-time capturing, analyzing, cataloguing, browsing, searching, retrieving and publishing video, as well as related closed-caption text and metadata, in a range of applications. During the second quarter, the Company announced the availability of RetrievalWare 6.7 and a new Power Search Plug-in for Lotus Notes. RetrievalWare 6.7 was a major upgrade that will allow end-users a wider degree of flexibility through automatic categorization, enhanced XML support, and expert directories. The Power Search Plug-in for Lotus Notes allows end-users to power search from inside the Notes environment across data distributed enterprisewide.

General and administrative expenses increased 28% in the third quarter to $1.4 million from $1.1 million in the third quarter last year, representing 16% and 15% of total revenues, respectively. For the first nine months of the current year, general and administrative expenses increased 23% to $4.1 million from $3.3 million in the same period last year, representing 17% and 18% of total revenues, respectively. The increase in absolute dollars is attributable to additional corporate expenses, including shareholder and legal expense, as well as additions to bad debt expense associated with the increased revenues this fiscal year.

Net interest income increased slightly to $55,000 in the third quarter of the current year from $52,000 in the comparable period last year and decreased to $179,000 for the nine months ended October 31, 1999 from $194,000 in the comparable period last year. Prior to termination of the distribution agreement with the Company's affiliate ETNV in May 1999, the Company's equity in the net loss of ETNV was $41,000 for the quarter ended April 30, 1999. For the three and nine month periods ended October 31, 1998, the equity in the net loss of ETNV was $83,000 and $299,000, respectively. The remaining balance of the investment in ETNV of $430,000 was written off in the first quarter of this year as a result of the termination of the distribution agreement with ETNV.


LIQUIDITY  AND  CAPITAL  RESOURCES

In the nine months ended October 31, 1999, the Company's combined balance of cash, cash equivalents and short term investments increased by $0.8 million to $6.6 million as summarized below (in thousands). At October 31, 1999, investments consist of a certificate of deposit pledged to collateralize a letter of credit.

                October    January
               31, 1999   31, 1999   Change
               ---------  ---------  -------
Cash and cash
  equivalents  $   6,468  $   5,851  $   617
Short term
  investments        178         --      178
               ---------  ---------  -------
    Total . .  $   6,646  $   5,851  $   795
               =========  =========  =======

During the nine months ended October 31, 1999, cash of $4.5 million used to fund operating activities was more than the net loss of $3.0 million primarily due to an increase in accounts receivable of $3.6 million. Non-cash charges totaling $1.9 million included depreciation and amortization of $1.1 million and the write off of the balance of the investment in ETNV totaling $0.4 million. For the nine months ended October 31, 1998, the Company's operating activities used $2.2 million. The net loss of $4.4 million was partially offset by depreciation and amortization and a decrease in accounts receivable.

The higher sales volume and increase in the level of accounts receivable during the third quarter of the current year resulted in the number of days sales outstanding ("DSO") of 103 days at October 31, 1999. Management believes that the allowance for doubtful accounts of $625,000 at October 31, 1999 is adequate.

For the nine months ended October 31, 1999, the Company's investing activities used $0.9 million. The purchase of a certificate of deposit used $0.2 million, while purchases of equipment and leasehold improvements used $0.7 million. In the first nine months of last fiscal year, the Company's investing activities used $0.7 million principally due to the purchase of marketable securities and equipment totaling $1.9 million offset by the proceeds from the maturity of certain of the marketable securities.

Cash provided by financing activities was $6.0 million for the nine months ended October 31, 1999. Net proceeds of $4.7 million were provided by a private replacement of 500,000 shares of common stock sold at $10.00 per share to unaffiliated accredited investors, most of whom are institutional investors. Cash of $1.2 million was provided from the exercise of employee stock options and issuances of stock under the employee stock purchase plan. For the nine months ended October 31, 1998, financing activities provided $3.8 million. Net proceeds of $3.3 were provided by a private placement of 325,000 shares of common stock at $10.00 per share, while the exercise of stock options and issuance of stocks under the employee stock purchase plan provided $0.5 million.

The Company has available a $3,000,000 line of credit under an agreement with a bank which expires on September 20, 2000. Up to $250,000 of borrowings may be in the form of letters of credit. The line of credit is collateralized by substantially all corporate assets. Borrowings under the line of credit bear interest at the lender's prime rate (8.25% at October 31, 1999) plus up to 1%. The agreement requires the Company to comply with certain financial covenants that are computed on a monthly basis and prohibits additional borrowings without the bank's approval. As of October 31, 1999, no borrowings were outstanding under the line of credit.

The Company believes that its current cash and cash equivalents and its funds generated from operations, if any, will be sufficient to fund the Company's current projected cash needs for foreseeable future. Historically, the Company has primarily used cash provided by sales of its common stock to finance its operations. If the actions taken by management are not effective in achieving profitable operating results, the Company may be required to pursue external sources of financing in the future to support its operations and capital requirements. There can be no assurances that external sources of financing will be available if required, or that such financing will be available on terms acceptable to the Company.


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

As of January 31, 1999, the Company had net operating loss carryforwards ("NOLs") of approximately $68 million. The deferred tax assets representing the benefits of the NOLs have been offset completely by a valuation allowance due to the Company's lack of an earnings history. The Company incurred a net loss of $3.0 million for the nine months ended October 31, 1999. The accumulated deficit of the Company at October 31, 1999 was $58.8 million. The realization of the benefits of the NOLs is dependent on sufficient taxable income in future fiscal years. Lack of future earnings, or a change in the ownership of the Company, could adversely affect the Company's ability to utilize the NOLs. Further, because there was a change in the ownership of ConQuest in fiscal year 1996, the Company's ability to utilize NOLs relating to ConQuest of approximately $3.2 million may be limited. Despite the NOL carryforwards, the Company may have income tax liability in future years due to the application of the alternative minimum tax rules of the Internal Revenue Code.

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

The Company believes that inflation has not had a material effect on the results of its operations to date.

YEAR  2000
----------

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

State  of  Readiness
--------------------
The Company currently has facilities in six locations, each of which is responsible for its own development information technology systems, herein known as "Non-IT systems", while corporate information technology systems, herein known as "IT systems", are managed by the Company's Management Information Systems department ("MIS"). For the purposes of Year 2000 compliance, the corporate MIS department is managing the task of verifying that all Company systems are date compliant, including reviewing and analyzing all development platforms, not directly under MIS control. This umbrella process was initiated in order to ensure the Company would be able to continue developing its products without disruption after January 1, 2000. To ensure that Non-IT and IT systems are, or will be, compliant; the Company has undertaken a full survey of all systems within the Company at all locations. This survey covers all user desktop and laptop systems; all IT systems, servers, and operating systems; all critical applications, including financial, accounting, corporate database, human resources and administrative systems; and all Non-IT systems, servers, operating systems and third party coding products. The majority of the Company's efforts regarding Year 2000 readiness are associated with internal data processing systems. In all material respects, products manufactured by the Company are already Year 2000 compliant, although the individual platforms upon which product(s) are developed are still under review and analysis. Due to the recent upgrade of many of the Company's IT systems, the majority of these systems are either currently prepared for Year 2000 in all material respects or are in the process of being upgraded to standardized systems and applications which will meet this objective. Most IT systems and applications which are deemed Year 2000 compliant by the software vendors are tested by the Company to verify these claims. At this time, critical financial, accounting and corporate database systems have been tested, and Non-IT systems are in the process of being tested. These testing proportions are related to both the magnitude and perceived risk of system non-compliance and future testing will be scheduled in accordance with these criteria. For the remaining IT systems and the Non-IT systems, plans with critical dates are being developed to monitor the Company's progress toward the overall objective of Year 2000 compliance. The Company's anticipates readiness for Year 2000 by the end of December 1999.

Costs  to  Address  Year  2000  Issues
--------------------------------------
Historical and estimated costs of remediation to this point have not been material. The Company has resolved IT systems compliance issues through normal replacement and upgrades of software. Non-IT systems are being addressed on a case by case basis through the use of existing MIS resources. Most of the Non-IT systems remedial activity to this point has involved applying low or zero cost patches to operating systems and platforms using existing MIS resources to achieve a date compliance level. The Company will continue to monitor Year 2000 remediation costs and will update its estimate of future remediation costs, if any, as it completes its Non-IT systems analysis.

Key  Considerations  and  Contingency  Plans
--------------------------------------------
At the current time, the Company's Year 2000 readiness plan anticipates that both IT and Non-IT systems and applications will be Year 2000 compliant in all material respects by the end of December 1999. This assessment is based on the Company's analysis to date and detailed findings at its Vienna, Virginia and Columbia, Maryland locations. There can be no assurance, however, of complete compliance based on the status to date. However, since the Company is not dependent upon any single IT or Non-IT system for the majority of its revenue, it is unlikely that any single system will have an adverse effect on the Company as a whole. Contingency plans will involve the procurement of newer platforms for Non-IT systems and the temporary use of standardized commercial off-the-shelf replacement modules for IT applications and business functions. While at present there are no indications that any contingency plans will be necessary or that there will be revenue disruptions, there can be no assurances that this will necessarily be the case.

EURO  CONVERSION
----------------

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


Item 1.  Legal Proceedings                                  None.
-------


Item 2.  Changes in Securities                              None.
-------


Item 3.  Defaults upon Senior Securities                    None.
-------


Item 4.  Submission of Matters to Vote of Security Holders  None.
-------


         The  1999  Annual  Meeting  of  Shareholders was held August 24, 1999.

         a) The following individuals were elected to serve as the Board of Directors for the terms expiring at the 2000 Annual meeting:

                                Number of Shares Voted
                                ----------------------

                                 For         Withheld
                                 ----------  --------
         Donald R. Keough        11,949,763   183,270
         Patrick C. Condo        11,949,865   183,168
         Richard M. Crooks, Jr.  12,048,961    84,072
         John S. Hendricks       12,048,969    84,064
         W. Frank King III       11,960,443   172,590
         John G. McMillian       11,960,933   172,100
         Philip J. O'Reilly      12,048,749    84,284
         Harry C. Payne          11,960,475   172,558


         b) The shareholders voted 10,070,127 shares in the affirmative and 1,994,057 in the negative to approve the Company's 1999 stock option plan.


Item 5.  Other  Information                                 None.
-------


Item 6.  Exhibits  and  Reports  on  Form  8-K              None.
-------

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       EXCALIBUR TECHNOLOGIES CORPORATION
                       ----------------------------------



December  13,  1999          By:  /s/  Patrick  C.  Condo
                                  -----------------------
                                  Patrick  C.  Condo
                                  President and Chief Executive Officer
                                  (Principal  Executive  Officer)


December  13,  1999          By:  /s/  James  H.  Buchanan
                                  ------------------------
                                  James  H.  Buchanan
                                  Chief  Financial  Officer
                                  (Principal Financial and Accounting Officer)