Form 10-K
period 2000-01-31
EXCALIBUR TECHNOLOGIES CORP
filed 2000-04-28
CIK 316222

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended January 31, 2000

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

                1921 Gallows Road, Suite 200, Vienna, Virginia 22182
             (Address of principal executive offices         (Zip Code)

          Registrant's telephone number, including area code: (703)761 - 3700

           Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act:  Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days. Yes |X| No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 7, 2000 (based on the closing sales price as reported on the NASDAQ National Market System) was $376,614,034.

The number of shares outstanding of the registrant's class of common stock as of April 7, 2000 was 14,739,232.


                     The Index to Exhibits begins on Page 29

                       EXCALIBUR TECHNOLOGIES CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2000

                                TABLE OF CONTENTS

                                                                      Page

                                     PART I

Item 1.    Business......................................................1

Item 2.    Properties...................................................10

Item 3.    Legal Proceedings............................................10

Item 4.    Submission of Matters to a Vote of Security Holders..........10


                                     PART II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters..........................................11

Item 6.    Selected Financial Data......................................12

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations..........................13

Item 7A.   Market Risk..................................................20

Item 8.    Financial Statements and Supplementary Data..................20

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure..........................20


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant...........21

Item 11.   Executive Compensation ......................................24

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management...................................................27

Item 13.   Certain Relationships and Related Transactions...............29


                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on
           Form 8-K.....................................................29

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

Overview

Excalibur designs, develops, markets and supports high-performance, accurate, scalable and secure search-powered multimedia software solutions. Excalibur offers a suite of intelligent search solutions for corporate intranets, Internet e-commerce, online publishing, application service providers ("ASP") and the original equipment manufacturer ("OEM") market that enables individuals to quickly capture, analyze, index, catalog, access, navigate, retrieve, publish and share relevant information residing on an enterprise's networks, intranets, extranets and the Internet. Retrievable assets or data types include paper documents, text, databases, word processing documents, PDF (Portable Document Format) files, newsfeeds, groupware systems, e-mails, images, audio and video.

Excalibur's software solutions deliver capabilities for ingesting, analyzing and encoding analog or digital video, managing video content, video content rough-cut editing, web publishing, real-time profiling and retrospective search, combined full-text and database searching, word meaning-based semantic searching, fault-tolerant pattern recognition-based searching for both text and images, statistical searching and a full suite of traditional keyword and Boolean search techniques. Excalibur RetrievalWare(R), an enabling technology for Intranet enterprise portals, has a modular architecture that supports parallel processing on distributed, multi-threaded servers and is designed to support both very large databases and large information systems with thousands of users. It offers users a web-based unified view of all information assets and enables highly accurate search and retrieval over these assets. Excalibur RetrievalWare WebExpress is an advanced search engine designed for use by web-driven businesses who need to provide their web site prospects and customers with the most accurate search results. Excalibur Screening Room(R), the Company's video content management product, has a modular architecture, ASPenVM, designed to enable interconnected computer networks at end user and ASP installations to provide secure, scalable and intuitive access to, and re-purposing and publishing capabilities for, video content over intranets, extranets and the Internet.

Excalibur offers its software solutions to information systems for workgroups, enterprises and distributed wide area networks, including the Internet and World Wide Web. The Company also offers training, consulting and maintenance services to facilitate implementation and use of Excalibur technology.

Excalibur's software products combine two unique and complementary core technologies: semantic network and Adaptive Pattern Recognition Processing
("APRP(TM)"). The semantic network leverages lexical knowledge at the highest level using built-in knowledge bases to search for specific word meanings enriched by related terms and concepts. The APRP(TM) technology identifies patterns in digital data, providing the capability to build content-based analysis and retrieval applications for any type of digital information. By integrating these two approaches, Excalibur believes that it delivers complete, powerful, yet easy to use search-powered capabilities. The combined technology underlies most Excalibur applications.

Excalibur licenses its software products directly to commercial businesses and government agencies throughout North America, Europe and other parts of the world and also distributes its software products to end users through license agreements with value-added resellers, system integrators, OEM, ASP and other strategic partners. On November 17, 1999, the Company formally announced the alignment of its business into two operating segments. The Excalibur

Applications Group develops, markets and services the Excalibur RetrievalWare suite of products and targets large corporations and government organizations building knowledge management intranets and portals, as well as Internet based e-commerce and online service businesses. The Excalibur Media Services Group develops, markets and services the Screening Room product line and focuses on opportunities in association with third party ASPs and OEMs that will host or embed Screening Room in their product and service offerings for their customers and end users engaged in media, broadcast, entertainment, training, distance learning, collaborative media production and corporate communication activities.

Excalibur's wholly owned subsidiary located in the United Kingdom, Excalibur Technologies International, Ltd. ("ETIL") and a branch of ETIL located in Germany conduct international sales activities. Except as otherwise noted, Excalibur and its subsidiaries are collectively referred to hereinafter as the "Company."

The Company can be contacted via e-mail at invest@excalib.com and visited at its web site at www.excalib.com. Information on our web site is not part of this Form 10-K.

PRODUCTS

Excalibur offers a suite of intelligent search solutions for corporate intranets, Internet e-commerce, online publishing and the OEM market through the Excalibur Applications Group which develops, markets, licenses and services the Excalibur RetrievalWare suite of multimedia search solutions. This product group includes Excalibur RetrievalWare, Excalibur RetrievalWare FileRoom, Excalibur RetrievalWare WebExpress, Excalibur Internet Spider, Excalibur RetrievalWare SDK and Excalibur EFS. Through the Excalibur Media Services Group, the Company provides video-centric multimedia solutions with Excalibur Screening Room, Excalibur Visual RetrievalWare, and Excalibur Video Analysis Engine (VAE). The Media Services Group's products are targeted at the rapidly emerging market for managing video content on the Internet and over private computer networks.

Excalibur Application Group Products:

The Excalibur Application Group's products contributed 88%, 94%, and 97% of total consolidated revenues in fiscal years 2000, 1999 and 1998, respectively.

Excalibur RetrievalWare

Excalibur RetrievalWare offers an advanced componentized approach to content access and retrieval and is an enabling technology for intranet enterprise portals, web publishing and e-commerce applications. A high-performance scalable, more accurate alternative to traditional search and retrieval systems, Excalibur RetrievalWare is a comprehensive software solution designed for enterprise-level content access and retrieval and intended to empower users to find mission critical data across multiple data types, all from a common user interface. By integrating the APRP(TM) and semantic network technologies, Excalibur RetrievalWare delivers superior levels of power and performance throughout the entire information management process, from data capture and indexing to searching, retrieval and dissemination. With Excalibur's semantic networks, users can easily and automatically find required information by using all of the power and richness of natural language processing. Excalibur RetrievalWare incorporates syntax, morphology and the actual meaning of words. The baseline semantic network, created from complete dictionaries, a thesaurus and other reference sources, gives users a built-in knowledge base of 500,000 word meanings, 50,000 language idioms and 1.6 million word associations. Users enter straightforward plain English queries that are automatically enhanced by the related terms and concepts, thereby increasing the opportunity for the return of highly relevant data. The software recognizes words at the root level, idioms and the multiple meanings of words. An important benefit of this approach is the elimination of the costs associated with defining keywords, building topic trees, establishing expert rules and sorting and labeling information in database fields. Excalibur RetrievalWare also enables the integration of specialized semantic networks for legal, medical, finance, engineering and other disciplines. APRP(TM) identifies patterns in digital information. In text applications, it provides fuzzy searching with a high degree of precision and recall, giving end users the ability to retrieve even approximations of search queries with a high degree of confidence that all of the requested information will be returned regardless of errors in spelling or the existence of "dirty data." The software works at high speed and supports the rapid development of multi-language text-retrieval systems.

Excalibur RetrievalWare supports more than 200 document formats stored on file servers, in groupware systems, relational databases, document management systems, intranets and the Internet. Excalibur RetrievalWare provides real time profiling which enables users to create and save Real Time Agent Queries (Profiles) that will automatically collect incoming documents of interest. The RetrievalWare Profiling Server filters, stores and distributes incoming data from any source including real-time newsfeeds, relational databases, paper repositories and the RetrievalWare Internet Spider.

The latest version of the product, Excalibur RetrievalWare 6.7, was released in the third quarter of fiscal year 2000. RetrievalWare 6.7 is a major upgrade that allows end users a wider degree of flexibility through automatic categorization, enhanced XML support and expert directories. The upgrade also features a new Power Search Plug-in for Lotus Notes, which allows end users to power search from inside the Notes environment across data distributed enterprisewide, and groupware support for FileNET Panagon and Documentum. The groupware plug-ins further enable users to integrate these platforms and make them searchable with all other enterprise knowledge assets without taking them out of service. With the new automatic categorization feature, users can quickly and easily create categories of interest to them and RetrievalWare 6.7 will automatically and accurately place information pertaining to certain topics into these categories for all users to navigate and/or search on. The Experts Directory is designed to connect domain experts or others who might have valuable information in a specific topic or area of research to users seeking to leverage that knowledge. The Knowledge Contributor enables users to add documents to RetrievalWare libraries from their desktop. SmartView enables users to view documents in their original published format, allowing users to view documents with the formatting, graphics and layout of the application used to create the document, with search hits highlighted and other RetrievalWare browsing and mark-up features available. Other features of version 6.7 include the ability to index and retrieve documents stored in zip archives, language plug-ins and support for Linux.

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

The Excalibur RetrievalWare product family includes the following components:

Excalibur RetrievalWare FileRoom

Excalibur RetrievalWare FileRoom is built on Excalibur RetrievalWare technology and is an optional component to allow loading, indexing, viewing and managing scanned documents, images and text. Users access the FileRoom through a hierarchy consisting of FileRoom documents, where each tier in the hierarchy is a container for storing documents. Users can directly view the scanned image of a retrieved document from the FileRoom. Graphs, diagrams, handwritten notations and signatures in the retrieved document are immediately accessible. "Fuzzy" searching capabilities provided by APRP(TM) give users a high level of confidence that their queries will return all of the requested information regardless of the quality of Optical Character Recognition ("OCR") data. Document-level security lets organizations control user access at the fileroom (library), cabinet, drawer, folder and document level.

Excalibur RetrievalWare WebExpress

Excalibur RetrievalWare WebExpress is a stand-alone search and retrieval tool designed for online service providers and content-rich Internet e-commerce sites. RetrievalWare WebExpress offers superior search accuracy, performance and scalability, supporting high numbers of concurrent users searching large and heterogeneous document collections.

Excalibur Internet Spider

Excalibur Internet Spider is a multimedia, high-performance web spider/crawler for augmenting the retrieval capabilities of Excalibur RetrievalWare, for stand-alone use, or for integration with other applications. In addition to HTML-based web pages, Excalibur Internet Spider also retrieves word processing, PDF, and multimedia assets including audio, video and images. It is highly configurable and multi-threaded and can provide deep, broad and repetitive crawling. Users who want immediate notification when items of interest arrive can post Agent Profiles to pull links to related documents to their desktops. Components can be deployed on multiple machines for optimum performance and bandwidth.

Excalibur RetrievalWare SDK

The Excalibur RetrievalWare SDK (Software Developer's Kit) is a comprehensive set of tools for building advanced search-based solutions. At its core is a highly scalable, distributed client/server architecture. Independent server processes maximize the efficiency and reliability of document loading, indexing and query handling and support security and encryption/decryption features. Dedicated server processes enable integration of text search and relational database (DBMS) storage capabilities through an open DBMS gateway. The client environment is optimized for the development of graphical interfaces using industry standard tools such as Java and Visual Basic. Excalibur RetrievalWare delivers Visual Basic custom controls, remote procedure calls and open server capabilities as well as engine-level, high-level and client/server application program interfaces ("APIs"). These features speed the development of systems that can support thousands of users and contain custom functionality.

Excalibur RetrievalWare Synchronizers

Excalibur RetrievalWare Synchronizers provide document-level security for users to search the contents of multiple native repositories from a single point of access including Lotus Notes, Microsoft Exchange, Documentum EDMS 98, FileNET Panagon, native file systems and relational database management systems.

Excalibur Electronic Filing Software (EFS)

Excalibur EFS version 3.7 is the last version of the product which was originally introduced in 1991 and has been phased out. Users of EFS have migrated to RetrievalWare with the FileRoom option. EFS enables text and images to be entered into the system from computer files, scanners or facsimile machines (after the scanned image is converted to text by optical character recognition software) and are automatically filed and indexed in a replica of a physical file room with file cabinets, drawers, folders, in-baskets and wastebaskets, utilizing a graphical user interface. EFS provides users with multiple methods for document retrieval and operates under leading UNIX operating systems and Windows NT in a client/server environment. Client-only implementations are available on personal computers running Microsoft Windows and Apple Macintoshes. EFS also provides links to leading external databases and APIs that give users the ability to integrate EFS with other software applications and products. A variation of this software product provides document image management capability for the World Wide Web.

Excalibur Media Services Group Products:

The Excalibur Media Services Group's products contributed 12%, 6%, and 3% of total consolidated revenues in fiscal years 2000, 1999 and 1998, respectively.

Excalibur Screening Room

Excalibur Screening Room is a comprehensive solution for video asset management providing scalable access, search and retrieval of video assets, both analog and digital, from any desktop. It provides for real-time capturing, encoding, analyzing, cataloguing, browsing, searching and retrieving video, as well as related closed-caption text and metadata, over corporate intranets/extranets. Designed to manage video content in Internet portal and corporate intranet environments, Excalibur Screening Room also supports media, broadcast and entertainment video asset management solutions. It enables users to easily capture analog or digital video, automatically create an intelligent video storyboard, and play it back in any of the industry's standard video file formats. Screening Room users can then automatically browse, search and retrieve precisely what video clips they are looking for without having to play or watch the video in its entirety. Excalibur Screening Room combines the APRP(TM)
technology for video analysis with Excalibur RetrievalWare's indexing capabilities. Excalibur Screening Room consists of four components: Capture Client, Edit Client, Browser Client and Video Asset Server. The Capture Client captures, analyzes and storyboards analog or digital video assets, including live feeds and associated closed caption text and annotations for playback. The Edit Client is for use by persons responsible for quality assurance and editorial control of storyboards and metadata. It allows browsing, searching, editing and annotation of storyboards. Users can additionally output new rough cut edit segments to Edit Decision Lists("EDL") for import into higher-end offline editing systems like AVID and Media 100. The Browser Client allows user access to catalogs of video assets through any standard web browser. The Video Asset Server indexes and stores captured video assets for instantaneous browsing, search and retrieval in a client/server environment. Version 2.0, the latest version of Excalibur Screening Room, includes new functionality that enables users to search video based on spoken audio content (speech-to-text). When closed-caption text is not present, Screening Room automatically translates the spoken portion of the audio track to electronic text that can be searched using Excalibur RetrievalWare. In the fourth quarter, the Company announced a new software architecture for its Screening Room product. Called ASPenVM (Application Service Provider Enabled Network for Video Management), the architecture establishes a platform that ASP and streaming media platform partners can use to create capabilities for managing video over intranets and the Internet.

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

Excalibur Video Analysis Engine (VAE)

Excalibur Video Analysis Engine is a toolkit that enables developers and programmers to construct applications that analyze and re-purpose video content. VAE analyzes any kind of multi-media/video asset whether it is analog or digital, allows programmers to create multi-threaded applications and has enhanced scalability. The toolkit is available as a Microsoft DirectShow filter or C Library Developer's Kit. Based on the APRP(TM) technology, VAE plugs into applications, enabling highly accurate event-change detection. VAE uses a caching technique which compares a series of video frames based upon "event detectors" dynamically selected by the calling program. The event detectors look for specific occurrences in the video, triggering "event alarms" appropriate to the developer's application. Events include cuts, fades and dissolves.

SERVICES

Technical Support, Implementation Support and Education

Excalibur provides technical support, or maintenance, to customers through its technical support personnel located in the Company's Columbia, Maryland; Carlsbad, California and Windsor, United Kingdom facilities and through certain product distributors. Technical support consists of bug fixing, telephone support and product enhancements. Technical support typically is provided to customers under a renewable annual contract. All Excalibur service plan customers have access to the Excalibur Online Technical Support web site which provides the latest product information, general service updates and web forums for technical discussions. The web site also provides electronic forms for opening technical support cases and suggesting product, service and Company enhancements.

The Company also provides on-site implementation and consulting services to its customers through employee and independent consultants who have been trained and certified by the Company. Implementation and consulting services are offered as a package or on a time-and-materials basis. The Company conducts training seminars at its offices in Vienna, Virginia; Carlsbad, California; and Windsor, UK, as well as on-site training for its customers and distribution channel partners. Training customers typically pay on a per-course basis for regularly scheduled classes and on a per-day basis for on-site or dedicated courses.

MARKETING AND DISTRIBUTION

The Company's sales and marketing strategy focuses, in the case of the Excalibur Applications Group, on the licensing of Excalibur products to end-user customers through both a direct sales force as well as strategic partners and OEMs. The Excalibur Media Services Group emphasizes the licensing of Excalibur products to end-user customers indirectly through industry partners and application service providers. The targeted customer group for the Company's products includes the world's largest corporations, government agencies and other institutions, large computer systems integrators, web-based application service providers and web-driven businesses. For both business units, members of the North American sales team are located throughout the United States, and most of the overseas sales team is located in the United Kingdom. The Company typically licenses its Excalibur RetrievalWare product family to end users as either an enterprise-wide or work-group level solution, and licenses its Excalibur Screening Room product to end users through service providers and industry partners that pay monthly fees for the right to use the product.

Revenues derived from contracts and orders issued by agencies of the U.S. Government were approximately $4.4 million, $4.5 million and $5.4 million, respectively, in the fiscal years ended January 31, 2000, 1999 and 1998. These revenues, expressed as a percentage of total revenues for the fiscal year, were approximately 12%, 16% and 24%, respectively. Financial information about the Company's segments is presented in Note 9 to the consolidated financial statements contained herein.

Marketing efforts focus on building brand awareness and establishing demand for the Company's products and include advertising, public relations, trade show participation, direct mail and electronic marketing campaigns and telemarketing/lead management activities. The Company also has a home page on the World Wide Web at www.excalib.com that is an integral part of its marketing and sales efforts. Customers are able to learn about the suite of Excalibur products, conduct online demonstrations of products and enroll in training courses, as well as access passworded areas for technical and other customer support.

The Company has formed relationships with distributors of its software products and the strategic partners discussed below as an integral part of its distribution strategy.

Strategic Alliances

From time to time, the Company enters into contractual arrangements with customers that provide for the Company's core products to be customized to meet the specific needs of those customers. In most instances, Excalibur personnel will align with the customers' personnel to facilitate the development of the solution to the customers' satisfaction using previously developed and proven Excalibur products. Generally, when the Company is able to reliably estimate the costs to be incurred in these efforts, such contractual agreements are accounted for under the percentage of completion method of accounting. Additionally, the Company enters into arrangements with certain vendors to enhance existing products or assist in the development of new products.

In the fourth quarter of fiscal year 2000, the Company announced an agreement with AT&T Labs that calls for the integration of AT&T Lab's image and audio processing and speech recognition technologies with the Excalibur Screening Room product to create an intranet-based video asset management service that will be marketed by both Excalibur and AT&T. The new version of the product, a completely outsourced solution for video asset management, enables users to search, browse and selectively retrieve video content online.

In the third quarter of fiscal year 2000, the Company announced a licensing, development and distribution agreement with NCR Corporation, a provider of data warehousing solutions for the retail, financial, communications, airlines and insurance markets. The agreement gives NCR rights to use the Company's products in NCR Teradata warehouse solutions and to resell the full Excalibur product line through its worldwide services and solutions group. The NCR contract is for licensing, integration and support which the Company is recognizing on a percentage of completion basis. In addition, NCR will pay the Company ongoing royalties for data warehouse products it develops that use Excalibur technology.

In the third quarter of fiscal year 2000, the Company signed an agreement with found.com, an e-commerce Internet search engine. The agreement enables found.com to utilize Excalibur RetrievalWare WebExpress for advanced search and retrieval on its e-commerce network.

In the third quarter of fiscal year 2000, the Company announced a technology licensing, integration and distribution agreement with Parametric Technology Corporation ("PTC"), a provider of integrated product development and lifecycle management solutions. The agreement gives PTC rights to integrate Excalibur RetrievalWare into PTC's product and process lifecycle management software, Windchill.

In the second quarter of fiscal year 2000, the Company entered into an agreement with INTERVU, Inc. to deliver a turnkey service for the management of video content over the Internet. The agreement calls for INTERVU to use Screening Room to create a service for the management of video content over the Internet.

In the fourth quarter of fiscal year 1999, the Company signed an agreement with Inso Corporation whereby Inso will integrate Excalibur RetrievalWare with the Inso Media Bank media asset management solution and with their product data management solution. Under a separate contractual arrangement, the Company purchased a license from Inso for Hyper Text Markup Language ("HTML") Export and Viewer technologies to be included in Excalibur products.

In July 1996, the Company authorized the use of its name by Excalibur Technologies N. V. ("ETNV"), a Belgian company incorporated in June 1996 for the purpose of selling and marketing the Company's products and services within a large territory including most of Northern Europe and Italy. In connection with the formation of ETNV, the Company acquired approximately 13.2% of ETNV's voting capital stock. The Company granted to ETNV an exclusive license (the "License") to distribute certain of the Company's products, including Excalibur EFS and RetrievalWare, to other authorized resellers and end users in the territory for approximately five years. The License provided for the payment to the Company of minimum license fees of $1,475,000 for fiscal year 1997 and the payment of additional minimum license fees in each subsequent fiscal year of the License. In May 1999, the Company terminated its 1996 distribution agreement with ETNV because ETNV failed to pay to Excalibur the minimum required license fees for the quarter ended January 31, 1999 of approximately $900,000 as well as an additional amount of approximately $400,000 that was due on April 20, 1999. Promptly after giving notice of such termination Excalibur commenced a lawsuit in the United States District Court for the Eastern District of Virginia seeking as damages such unpaid minimum license fees and other amounts due and owing from ETNV. The lawsuit was settled on July 21, 1999. No payment was made by ETNV as part of the settlement, and no revenue related to the agreement was recorded in the current fiscal year.

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

The Company's research and development program focuses on enhancing and expanding on the capabilities of its Excalibur RetrievalWare and video suites of products to address additional markets and exploring and applying its proprietary pattern recognition technology in new areas such as image recognition, character recognition and forms recognition. The Company believes the market is emerging for search products that can index and retrieve unstructured text and multimedia data types. To that end, the Company has begun development of a multimedia server architecture to provide integrated multimedia search and retrieval.

Certain elements of the Company's software products are supplied to the Company by other independent software vendors under license agreements with varying terms. Pursuant to these agreements, the Company makes periodic royalty payments based on either revenues or units. The technologies acquired by the Company in this manner include word processing filters, optical character recognition engines, dictionaries and thesauruses in electronic form, image and audio processing, and face and speech recognition technologies.

The  Company  has  conducted   research  and  product   development  of  pattern
recognition and natural language systems since 1980. Research and product development expenditures for the development of new products and enhancements to existing products were approximately $9.5 million, $8.3 million and $6.4 million, respectively, in the fiscal years ended January 31, 2000, 1999 and 1998.

PROTECTION OF PROPRIETARY TECHNOLOGY

The Company regards its software as proprietary and relies primarily on a combination of copyright, trademark and trade secret laws of general applicability, employee confidentiality and invention assignment agreements, software distribution protection agreements and other intellectual property protection methods to safeguard its technology and software products. The Company also obtains trademark protection for its various product names. The Company has not obtained patents on any of its technology; however, an application was filed on August 24, 1998 with the Patent and Trademark Office to obtain a patent on multimedia document retrieval. The patent application is pending as of the date of this report. The Company also relies upon its efforts to design and produce new products and upon improvements to existing products to maintain a competitive position in the marketplace.

COMPETITION

Competition in the information technology and communications industry in general, and the software development industry in particular, is intense. The Company competes in multiple markets, including the traditional information retrieval market. This market has current and potential competitors who are larger and more established than the Company and have significantly greater financial, technical, marketing and other resources than the Company. The Company considers its principal competitive advantage to be the architecture, extensibility to multiple data types and performance of its products. RetrievalWare's superior language handling capability is also a competitive advantage. The Company believes that compared to its primary competition, the Company's products provide users with more accurate results due to the semantic network and APRP(TM) technologies, an environment which is more scalable due to the distributed search architecture and more comprehensive searching due to the ability to search multiple types of data. The Company differentiates its products by using new technology to provide benefits such as labor savings from reduced manual pre-processing or organization of data, faster retrieval, access to many kinds of data, full integration with network architecture and more forgiving interaction in retrieving information stored in computers. The Company competes with numerous companies depending on the target market for their products. Most often, the Company's Applications Group competes directly with companies such as Verity, Inc. and Autonomy, Inc. to provide search solutions to the corporate intranet, Internet e-commerce, online publishing and the OEM market. The Company's Media Services Group primarily competes with Virage, Inc. to provide video content management solutions to Internet portals and corporate intranets. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competition will not materially adversely affect the Company's operating results and financial condition.

The Company's activities currently are subject to no particular regulation by governmental agencies other than those routinely imposed on corporate businesses and no such regulation is now anticipated.

EMPLOYEES

The Company had 208 employees at January 31, 2000, of whom 78 were in research and development, 72 in sales and marketing, 31 in technical support, professional services and training and 27 in finance and administration. The employees are not covered by collective bargaining agreements and the management of the Company considers relations with employees to be good. Competition for qualified personnel within the Company's industry is intense. There can be no assurance that the Company will be able to continue to attract, hire or retain qualified personnel and the inability to do so could have a material adverse effect upon the Company's operating results and financial condition.

Item 2.       Properties

The Company's corporate headquarters facilities are occupied under a lease agreement that expires in calendar year 2004 for a total of approximately 18,700 square feet of space in an office building located at 1921 Gallows Road, Vienna, Virginia 22182.

The Company presently leases three facilities that serve primarily as software development and customer support centers. The Company occupies approximately 31,000 square feet of space in an office building, under a six-year lease that expires in November 2001, located at 1959 Palomar Oaks Way, Carlsbad, California 92009. The Company also occupies approximately 10,659 square feet of space in an office building located at 10440 Little Patuxent Parkway, Columbia, Maryland 21044 under a five-year lease that expires in December 2000 and 4,652 square feet in the same building under a lease that expires in March 2001. The Company has signed a new lease to begin in the summer of 2000 at 11000 Broken Land Parkway, Columbia Maryland for 18,371 square feet. This space will replace the expiring Columbia, Maryland leases. The Company leases 2,863 square feet of space in an office building at 4675 Stevens Creek Boulevard, Santa Clara, California 95051. The three-year lease expires June 30, 2000. A three-year lease for a fourth facility of 3,110 square feet to house software development staff has been signed to begin in June of 2000 at 1455 Dixon Avenue, Lafayette, Colorado 80026.

The Company leases office space in Windsor, England and commercial office suites in Boulogne, Paris, France, and in Munich and Frankfurt, Germany in support of its international sales operation. Under its agreement, the Company occupies approximately 3,400 square feet in Windsor. The lease for the Windsor office is currently on extension periods of three month intervals. Negotiations are underway to lease new space in a nearby location. The leased three-office space in Boulogne, Paris, and the three-office space in Munich and the single office in Frankfurt are on rolling contracts with one to three month notice periods for cancellation.

The Company believes that its facilities are maintained in good operating condition and are adequate for its operations.

Item 3.       Legal Proceedings

There are no material pending legal proceedings to which the Company is a party.

Item 4.       Submission of Matters to a Vote of Security Holders

There were no matters submitted to the shareholders for a vote in the three-month period ended January 31, 2000.

                                     PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder
              Matters

The Company's common stock is traded in the over-the-counter market and is listed on the National Market System of the NASDAQ Stock Market under the symbol EXCA.

The following table sets forth, for the period February 1, 1999 through January 31, 2000, the high and low sale prices for the common stock as reported by the National Market System of NASDAQ. The number of shareholders of record as of January 31, 2000 was 1,127. The Company has never declared or paid dividends on its common stock and anticipates that, for the foreseeable future, it will not pay dividends on its common stock.

                                                           High         Low

  Fiscal 2000 (February 1, 1999 - January 31, 2000)

  First Quarter....................................     $ 19 7/8      $  8 3/4
  Second Quarter...................................       17 5/16        9 9/32
  Third Quarter....................................       12 7/8         7 5/8
  Fourth Quarter...................................       25 1/2         9 1/4

  Fiscal 1999 (February 1, 1998 - January 31, 1999)

  First Quarter....................................     $ 13          $ 10 1/4
  Second Quarter...................................       14 9/16        9 1/2
  Third Quarter....................................       11 1/2         4 1/2
  Fourth Quarter...................................       12 1/16        5 1/2

Item 6.       Selected Financial Data

The selected financial data presented below as of January 31, 2000 and 1999, and for the fiscal years ended January 31, 2000, 1999 and 1998, have been derived from the Company's consolidated financial statements and should be read in conjunction with such consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

                                         Fiscal Years Ended January 31,
                                -----------------------------------------------
                                  2000      1999      1998      1997      1996
                                  ----      ----      ----      ----      ----
                                     (in thousands, except per share data)

Statement of Operations Data:
Revenues:
   Software.................... $32,649   $22,741   $17,202   $15,866   $15,004
   Maintenance.................   5,285     5,198     5,215     4,393     3,671
                                -------   -------   -------   -------   -------
                                 37,934    27,939    22,417    20,259    18,675
                                -------   -------   -------   -------   -------
Expenses:
   Cost of software revenues      4,842     3,808     3,039     1,630     1,064
   Cost of maintenance revenues   2,143     1,320     1,219     1,618     1,398
   Sales and marketing.........  16,210    13,501    13,184    14,430     8,752
   Research and product
      development..............   9,456     8,328     6,405     6,288     4,416
   General and administrative..   5,402     4,775     4,884     3,906     3,330
   Acquired in-process research
      and development..........       -         -     1,284         -         -
   Restructuring costs.........       -         -       577         -       653
   Merger costs................       -         -         -         -       490
                                -------   -------   -------   -------   -------
                                 38,053    31,732    30,592    27,872    20,103
                                -------   -------   -------   -------   -------
Operating loss.................    (119)   (3,793)   (8,175)   (7,613)   (1,428)

Interest income, net...........     250       239       374       781       544
Equity in net loss of affiliate       -      (300)     (525)     (341)        -
Write-off of investment in
affiliate......................    (471)        -         -         -         -
                                -------   -------   -------   -------   -------
Net loss.......................    (340)   (3,854)   (8,326)   (7,173)     (884)
Dividends on cumulative,
convertible preferred stock....      14        14        14        14        14
                                -------   -------   -------   -------   -------
Net loss applicable to
    common stock............... $  (354)  $(3,868)  $(8,340)  $(7,187)  $  (898)
                                =======   =======   =======   =======   =======
Basic and diluted net loss per
   common share................ $ (0.02)  $ (0.29)  $ (0.64)  $ (0.58)  $ (0.08)
                                =======   =======   =======   =======   =======
Weighted average number
   of common shares
   outstanding.................  14,282    13,526    12,934    12,351    11,496
                                =======   =======   =======   =======   =======

Balance Sheet Data (at end of period)(1):

Cash and cash equivalents.....  $ 10,884  $ 5,851   $ 4,939   $ 2,685   $ 2,903
Working capital...............    19,349    8,006     9,748    14,566    12,973
Total assets..................    30,687   19,712    20,045    26,147    23,046
Accumulated deficit...........   (56,138) (55,798)  (51,945)  (43,619)  (36,466)
Total shareholders' equity (2)    22,305   13,174    13,098    18,563    15,251

-------------------

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

The Company announced on November 17, 1999 the alignment of the business into two operating segments. The Excalibur Applications Group develops, markets and services the Excalibur RetrievalWare suite of products and targets large corporations and government organizations building knowledge management intranets and portals, Internet based e-commerce and online service businesses. The Excalibur Media Services Group develops, markets and services the video product line and provides software products and services primarily to original equipment manufacturers and application service providers focusing on Internet and intranet video content management.

The following chart represents revenues and expenses (dollars in thousands) attributable to the Applications Group and Media Services Group for the years ended January 31, 2000, 1999 and 1998. Expenses for each segment consist of direct and allocated expenses and exclude the write-off of ETNV, restructuring costs and acquired in-process research and development costs.


                      Applications Group              Media Services Group
                      ------------------              --------------------
                Fiscal Years Ending January 31,  Fiscal Years Ending January 31,
                     2000      1999      1998       2000      1999       1998
                   --------  --------  --------   --------  --------   --------
Total Revenues     $ 33,369  $ 26,206  $ 21,791   $  4,565  $  1,733   $    626
Operating Expenses   29,090    24,888    24,209      8,963     6,844      4,522
                   --------  --------  --------   --------  --------   --------
Operating
Income (Loss)      $  4,279  $ 1,318   $ (2,418)  $ (4,398)  $(5,111)  $ (3,896)
                   --------  --------  --------   --------  --------   --------

Note: Excludes the write-off of ETNV, acquired in-process R&D and restructuring costs

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

Results of Operations

For the fiscal year ended January 31, 2000, total revenues were $37.9 million, an increase of 36% over total revenues of $27.9 million in the prior fiscal year. The net loss for the fiscal year ended January 31, 2000 was $0.3 million, or $0.02 per common share, compared to a net loss of $3.9 million, or $0.29 per common share last fiscal year. The net loss for the fiscal year ended January 31, 2000 included a charge of $0.5 million related to the termination of the Company's relationship with ETNV. Total revenues in fiscal year 1999 increased 25% from fiscal year 1998 revenues of $22.4 million. The net loss for the fiscal year ended January 31, 1998 was $8.3 million, or $0.64 per common share. The net loss included a charge of $1.3 million for in-process research and development expenses related to the Interpix acquisition and $0.6 million for restructuring charges.

The following chart summarizes the components of revenues and the categories of expenses, including the amounts expressed as a percentage of total revenues, for each of the three fiscal years in the period ended January 31, 2000 and the percentage changes in the amounts between fiscal years (dollars in thousands).

                                                                               Increase   Increase
                                                                              (Decrease) (Decrease)
                                                                                  from     from
                                                                                  1999     1998
                                                                                   to       to
                                  Components of Revenue and Expenses              2000     1999
                                    Fiscal years ended January 31,
                              2000               1999               1998
Revenues:                  $        %         $        %          $       %         %        %
                        -------   ----     -------   ----     -------   ----      ----     ----
  RetrievalWare         $28,150    74%     $20,859    75%     $15,083    67%       35%      38%
  EFS                        48     -          318     1%       1,591     7%      -85%     -80%
  Video Products          4,452    12%       1,564     6%         528     2%      185%     196%
                        -------   ----     -------   ----     -------   ----      ----     ----
Total software           32,649    86%      22,741    81%      17,202    77%       44%      32%

Maintenance               5,285    14%       5,198    19%       5,215    23%        2%       0%
                        -------   ----     -------   ----     -------   ----      ----     ----
Total revenues          $37,934   100%     $27,939   100%     $22,417   100%       36%      25%
                        -------   ----     -------   ----     -------   ----      ----     ----
Expenses:

  Cost of sales         $ 6,985    18%     $ 5,128    18%     $ 4,258    19%       36%      20%
  Sales and marketing    16,210    43%      13,501    48%      13,184    59%       20%       2%
  Research and product
    development           9,456    25%       8,328    30%       6,405    29%       14%      30%
  General and
    administrative        5,402    14%       4,775    17%       4,884    22%       13%      -2%
  Acquired in-process
    research and
    development               -     -            -     -        1,284     6%        -     -100%
  Restructuring costs         -     -            -     -          577     3%        -     -100%
                        -------   ----     -------   ----     -------   ----      ----     ----
      Total expenses    $38,053   100%     $31,732   114%     $30,592   136%       20%       4%
                        -------   ----     -------   ----     -------   ----      ----     ----

                                      14

Revenues

Software revenues increased from $17.2 million in fiscal year 1998 to $22.7 million in fiscal year 1999 and to $32.6 million in fiscal year 2000. The increase in software revenues in each period was attributable to increasing market awareness and acceptance of the Company's products in the intranet portal and Internet based e-commerce and online services markets, as well as contributions from existing OEM partners and alliances with new partners who chose the Company as the key search component in their product offerings.

RetrievalWare, which emerged as the Company's dominant product line in fiscal year 1998, continued that trend into fiscal years 1999 and 2000. Software revenues from RetrievalWare increased 35% in fiscal year 2000 to $28.2 million from $20.9 million in the prior year. Software revenues for RetrievalWare were $15.1 million in fiscal year 1998. For fiscal year 2000, RetrievalWare product revenue represented 86% of software revenues, compared to 92% and 88%, in fiscal years 1999 and 1998, respectively. With the availability of RetrievalWare FileRoom, EFS software revenues represented a negligible percentage of total software revenues in fiscal year 2000, compared to 1% and 9%, respectively, in fiscal years 1999 and 1998. Software revenues from video products increased 185% in fiscal year 2000 to $4.5 million from $1.6 million in 1999. Software revenues from video products were $0.5 million in fiscal year 1998. Revenues from video products were 14% of software revenues in fiscal year 2000 compared to 7% and 3%, respectively, in fiscal years 1999 and 1998.

Revenue increases in fiscal year 2000 were driven by three primary areas. These included sales to large corporations and government organizations building knowledge management intranets and corporate portals, sales to Internet businesses and web content providers, and indirect sales via major integration and distribution partnerships. Also in this fiscal year, the Company initiated a new program to become a supplier to the ASP market by providing Screening Room to those ASPs that are looking to add video content management capabilities to their service offerings.

The first area of revenue growth came from sales of RetrievalWare to organizations with large intranets seeking to implement high performance search and retrieval software or replace existing search technology. Typically these are maturing corporate intranet sites dealing with expanding amounts of content and multimedia data types that need to be effectively accessed and utilized by the organization. For the year ended January 31, 2000, intranet or knowledge management market sales were approximately 38% of total license revenues.

A second area of revenue growth came from sales of Excalibur RetrievalWare and WebExpress to Internet web portals, e-commerce businesses and online service providers looking to provide their customers with an enhanced search experience. Typically these are online businesses that place a high value on their content and whose customers demand accurate search results from a large amount of information. There are now approximately 70 companies using Excalibur products to power online information services and e-commerce applications. For the year ended January 31, 2000, online services and e-commerce sales were approximately 29% of total license revenues.

The third area of growth came from new and existing OEM partners such as NCR, Lombard, Techmath, KDN and OCS. During the second quarter of this year, the Company completed its delivery to StorageTek under the terms of that contract. Revenue of approximately $5.1 million was recognized from the StorageTek agreement from its inception in July 1998. Revenue of approximately $2.8 million was recognized from the StorageTek agreement in fiscal year 2000.

The licensing, development and distribution agreement with NCR gives NCR rights to use the Company's products in NCR Teradata warehouse solutions. NCR also has rights under the agreement to resell the full Excalibur product line. In addition, NCR will pay the Company ongoing royalties for data warehouse products it develops that use Excalibur technology. For the year ended January 31, 2000, the Company recognized revenues of approximately $4.3 million from the NCR agreement, which is being accounted for on a percentage of completion basis.

The Company's indirect sales strategy continues to focus on strategic OEM agreements that provide potentially significant revenue opportunities. For the year ended January 31, 2000, OEM relationships provided approximately 33% of total license revenues.

Revenues from international operations are provided primarily by software licenses with various European commercial and government customers and a well-established European reseller network. The Company's international sales operation, Excalibur Technologies International, Ltd. ("ETIL"), is headquartered in the United Kingdom, with a branch office located in Germany. International revenues excluding Canada grew 25% in fiscal year 2000 to $9.2 million from $7.3 million in fiscal year 1999. Comparable international revenues were $7.8 million in fiscal year 1998. The Company terminated its relationship with ETNV, a Belgian Company incorporated in June 1996 to sell and market the Company's products and services within a territory that included most of Northern Europe and Italy, in the first quarter of fiscal year 2000. No revenues related to the ETNV agreement were recognized in fiscal year 2000.

Software maintenance and customer support revenues were $5.3 million in fiscal year 2000 and $5.2 million in fiscal years 1999 and 1998. The increase in maintenance revenue in fiscal year 2000 was primarily attributable to an increase in the number of RetrievalWare customers. Flat maintenance revenues in fiscal year 1999 compared to 1998 were attributable to the transition of the business from EFS to RetrievalWare, as well as the increase in revenues from OEM agreements that do not have a significant maintenance component.

Operating Expenses

Costs of sales increased 36% to $7.0 million in fiscal year 2000 from $5.1 million in fiscal year 1999. The increase in fiscal year 2000 was related primarily to the sales volume increase and greater royalty expense associated with new features included in the products. In fiscal year 1999, cost of sales increased 20% from $4.3 million in fiscal year 1998. The increase in fiscal year 1999 was attributable to higher revenues and increased ETIL cost of sales due to higher royalties for new language versions of RetrievalWare and greater use of partners. Costs of sales represented 18%, 18% and 19% of revenues in fiscal years 2000, 1999 and 1998, respectively.

Sales and marketing expenses increased 20% to $16.2 million in fiscal year 2000 from $13.5 million in fiscal year 1999. In fiscal year 1998, sales and marketing costs were $13.2 million. Growth in marketing program expenses and the opening of the new Germany sales office were responsible for the increase in fiscal year 2000 expenses. The increase in sales and marketing expenses in fiscal year 1999 was due to personnel growth in ETIL and the marketing department. Sales and marketing expenses were 43% of revenues in fiscal year 2000 compared to 48% in fiscal year 1999 and 59% of revenues in fiscal year 1998.

Research and product development costs increased 14% to $9.5 million in fiscal year 2000 from $8.3 million in fiscal year 1999, representing 25% and 30% of revenues, respectively. The fiscal year 2000 increase was largely due to expenses associated with the development agreement with StorageTek. Text and video research and development expenses also increased in the current year compared to last year as the Company continued to invest in the enhancement of its RetrievalWare and video products. The increase in fiscal year 1999, from $6.4 million in fiscal year 1998, or 29% of revenue, was mainly attributable to the establishment of the joint development lab with StorageTek in the third quarter.

General and administrative expenses increased in fiscal year 2000 to $5.4 million from $4.8 million in fiscal year 1999, representing 14% and 17% of revenues, respectively. The increase in fiscal year 2000 was driven by increased corporate expenses including legal and accounting costs. In fiscal year 1999, general and administrative costs declined from $4.9 million in fiscal year 1998. Bad debt expense in fiscal years 2000, 1999 and 1998 was $0.8 million, $0.5 million and $0.3 millon, respectively.

In the second quarter of fiscal year 1998, the Company recorded an expense of $1.3 million for the cost of in-process research and development acquired in the merger with Interpix Software Corporation ("Interpix"). This acquisition facilitated the broadening of the Company's product line with the introduction of Excalibur Internet Spider, a multimedia web crawler that enables end users and application developers to access and leverage multimedia information published on intranets and the World Wide Web. Cost cutting measures taken in the first quarter of fiscal year 1998 helped offset the additional expenses associated with the Interpix development group. Streamlining of the services department and a reduction of the work force reduced employee related expenses of research and development.

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

The activities for fiscal year 2000, including those discussed above, resulted in total expenses of $38.1 million, a 20% increase from total expenses of $31.7 million in the prior fiscal year. In fiscal year 1999, total expenses increased by 4% from $30.6 million in fiscal year 1998. The total number of employees increased from 201 at the beginning of the current fiscal year to 208 at January 31, 2000. The Company had 168 employees at January 31, 1998.

Net interest income increased to $0.3 million in fiscal year 2000 from $0.2 million in 1999. Net interest income was $0.4 million in 1998. As discussed in
Note 3 to the consolidated financial statements contained herein, the Company recorded in the fiscal year ended January 31, 2000 a charge related to the termination of the agreement with ETNV of $0.5 million. The charge in fiscal year 1999 related to the Company's equity in the net loss of ETNV was $0.3 million, and $0.5 million in fiscal year 1998.

Liquidity and Capital Resources

In the fiscal year ended January 31, 2000, the Company's combined balance of cash, cash equivalents and short term investments increased by $5.2 million to $11.1 million as summarized below (in thousands). At January 31, 2000, investments consisted of a certificate of deposit pledged to collateralize a letter of credit.

                       January 31,       January 31,
                          2000              1999             Change
                       -----------       -----------       ----------
   Cash and cash
     equivalents        $  10,884         $   5,851         $   5,033
   Investments                178                 -               178
                       -----------       -----------       ----------
   Total                $  11,062         $   5,851         $   5,211
                       ===========       ===========       ==========

The Company's operating activities used cash of $3.3 million in fiscal year 2000. The net loss of $0.3 million was offset by non-cash charges of $2.8 million, including $1.4 million in depreciation and amortization, $0.8 million in bad debt expense and $0.5 million for the write-off of the Company's investment in ETNV. Increases in accounts receivable used $8.7 million while increases in accounts payable and accrued expenses provided $0.5 million.
Reductions in prepaid expenses and an increase in deferred revenues together provided $2.5 million. The Company's operating activities used cash of $3.0 million in fiscal year 1999. The net loss of $3.9 million was offset by non-cash charges of $2.3 million, including $1.5 million in depreciation and amortization, $0.5 million in bad debt expense and $0.3 million for the Company's share of the net loss of ETNV and amortization of ETNV warrants. Reductions in accounts receivable provided $2.3 million while increases in prepaid expenses used $3.4 million. Reductions in accounts payable, accrued expenses and deferred revenues used $0.3 million.

During fiscal year 2000, investing activities used $1.2 million principally due to the purchase of equipment and leasehold improvements. In fiscal year 1999, investing activities provided $0.1 million. Net cash provided from the maturity of U.S. Treasury Bills totaled $1.5 million while purchases of computer and other equipment used $1.1 million. Loans to and investments in the Company's affiliate, ETNV, included in other assets, used $0.2 million.

Financing activities provided $9.4 million in fiscal year 2000. Net proceeds of $4.7 million were provided by a private placement of 500,000 shares of common stock sold at $10.00 per share to unaffiliated accredited investors. Cash of $4.7 million was provided from the exercise of employee stock options and issuances of stock under the employee stock purchase plan. Financing activities provided $3.8 million in fiscal year 1999. A private placement of 325,000 shares of common stock to an unaffiliated financial institution at a purchase price of $10.00 per share provided $3.3 million. Cash of $0.6 million was provided from the exercise of employee stock options and issuances of stock under the employee stock purchase plan.

The number of days sales outstanding ("DSO") at January 31, 2000 was 106 days, an increase of 45 days from January 31, 1999. The variance in DSO was in large part due to a sizable up front cash payment that was made by a customer in the quarter ended January 31, 1999. Management believes that the allowance for doubtful accounts of $0.8 million at January 31, 2000 is adequate.

The Company has available a $3,000,000 line of credit under an agreement with a bank which expires on September 20, 2000. Up to $250,000 of borrowings may be in the form of letters of credit. The line of credit is collateralized by substantially all corporate assets. Borrowings under the line of credit bear interest at the lender's prime rate plus up to 1% (8.5% at January 31, 2000). The agreement requires the Company to comply with certain financial covenants that are computed on a monthly basis and prohibit additional borrowings without the bank's approval. As of January 31, 2000, no borrowings were outstanding under the line of credit.

As of January 31, 2000, the Company's balances of cash and cash equivalents were $11.1 million. The Company believes that its current balance of cash, cash equivalents and its funds generated from operations, if any, will be sufficient to fund the Company's current projected cash needs for the foreseeable future. Historically, the Company has primarily used cash provided by sales of its common stock to finance its operations. If the actions taken by management are not effective in achieving profitable operating results, the Company may be required to pursue additional external sources of financing in the future to support its operations and capital requirements. There can be no assurances that external sources of financing will be available if required, or that such financing will be available on terms acceptable to the Company.


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

As of January 31, 2000, the Company had net operating loss carryforwards ("NOLs") of approximately $64.7 million. The deferred tax assets representing the benefits of the NOLs have been offset completely by a valuation allowance due to the Company's lack of an earnings history. The Company incurred a net loss of $0.3 million for the fiscal year ended January 31, 2000. The accumulated deficit of the Company at January 31, 2000 was $56.1 million. The realization of the benefits of the NOLs is dependent on sufficient taxable income in future fiscal years. Lack of future earnings, or a change in the ownership of the Company, could adversely affect the Company's ability to utilize the NOLs. Despite the NOL carryforwards, the Company may have income tax liability in future years due to the application of the alternative minimum tax rules of the Internal Revenue Code.

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


Other Factors

Year 2000 Update

On July 29, 1998, the Securities and Exchange Commission issued additional guidance on disclosures that public companies should make related to the Year 2000. In the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999, the Company discussed its state of readiness, costs, key considerations and contingency plans for becoming Year 2000 compliant and updated the status of its readiness in subsequent interim reports on Form 10-Q throughout the fiscal year ended January 31, 2000. The Company successfully transitioned to the Year 2000, and as of the date of this report, the Company's information technology systems ("IT systems") and its own development information technology systems ("Non-IT systems") are Year 2000 compliant in all material respects. Additionally, the Company has not experienced any material problems with third party products or services. The costs of remediation were not material. The Company resolved IT systems compliance issues through normal replacement and upgrades of software. Most of the non-IT systems remedial activity involved applying low or zero cost patches to operating systems and platforms using existing MIS resources to achieve a date compliance level. Although the Company believes that the transition into the Year 2000 has been completed successfully, there can be no assurance that the Company will not be adversely affected in the future by Year 2000 issues.

EURO Conversion

On January 1, 1999, the exchange rates of eleven countries (Germany, France, the Netherlands, Austria, Italy, Spain, Finland, Ireland, Belgium, Portugal and Luxembourg) were fixed amongst one another and became the currencies of the EURO. The currencies of the eleven countries will remain in circulation until mid-2002. The EURO currency will be introduced on January 1, 2002. The Company does not expect future balance sheets and statements of earnings and cash flows to be materially impacted by the EURO Conversion.


New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company believes the adoption of SFAS Nos. 133 and 137, which will be effective for the quarter ending April 30, 2001, will not have a material effect on the financial statements.

In December 1999, the SEC released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." This bulletin establishes more clearly defined revenue recognition criteria than previously existing accounting pronouncements. This bulletin will become effective for the Company for the quarter ending April 30, 2000. The Company is currently evaluating the full impact of this bulletin to determine the impact on its financial position, results of operations and cash flows but does not anticipate that it will have a material effect.

Item 7A.  Market Risk

The Company's market risk is principally confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures. International revenues from ETIL, the Company's foreign sales subsidiary located in the United Kingdom, were approximately 24% of total revenues in fiscal year 2000. International sales are made mostly from the Company's foreign subsidiary and are typically denominated in British pounds. The Company's exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which royalties on ETIL sales are charged to ETIL and recorded as intercompany receivables on the books of the U.S. parent company. The Company is also exposed to foreign exchange rate fluctuations as the financial results of ETIL are translated into U.S. dollars in consolidation. As exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.


Item 8.   Financial Statements and Supplementary Data

Financial statements and supplementary data of the Company are submitted as a separate section of this Annual Report on Form 10-K.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant

Information Concerning Directors and Executive Officers

Name                          Age          Position

Donald R. Keough               73          Chairman of the Board of Directors

Patrick C. Condo               43          President and
                                           Chief Executive Officer,
                                           Director

Richard M. Crooks, Jr.         60          Director

John S. Hendricks              48          Director

W. Frank King III              60          Director

John G. McMillian              73          Director

Philip J. O'Reilly             62          Director

Harry C. Payne                 53          Director


Donald R. Keough has been Chairman of the Board of Directors and a Director of the Company since June 1996. Since April 15, 1993, Mr. Keough has been Chairman of the Board of Allen & Company Incorporated, a New York investment banking firm that is the Company's largest shareholder. Mr. Keough retired as President, Chief Operating Officer and a Director of The Coca-Cola Company on April 15, 1993, where he had been employed since 1950. He served as an Advisor to the Board of Directors of The Coca-Cola Company from April 1993 to April 1998. From 1986 to 1993, he also served as Chairman of the Board of Coca-Cola Enterprises, Inc., the world's largest bottling system. Mr. Keough serves on the Board of Directors of Allen & Company Incorporated, H.J. Heinz Company, The Washington Post Company, McDonald's Corporation, USA Networks, Inc. and Yankee Nets L.L.C.

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

John S. Hendricks was appointed as a Director of the Company in May 1997. He has been Chairman and Chief Executive Officer of Discovery Communications, Inc., a privately held, diversified media company, since he founded the company in 1982 in order to develop a new cable television service. The effort resulted in the launch of the Discovery Channel in 1985, which has become one of the world's largest cable television networks. Mr. Hendricks is a director of Internet Pictures Corporation, a provider of visual content solutions for the Internet; TiVo, Inc., a provider of personal television services and equipment; and a member of the boards of various cable television industry groups, educational institutions and other organizations promoting natural history and science.

W. Frank King III was elected a Director of the Company in June 1992. He is presently a private investor. Dr. King served as President, Chief Executive Officer, and a Director of PSW Technologies, Inc., a leading provider of technology for open systems computing, from 1992 to August 1998. From 1988 to November 1991, Dr. King was a Senior Vice President of Development of Lotus Development Corporation. Prior to joining Lotus, Dr. King held various positions with IBM over 19 years, the most recent as Vice President of Development in its Entry Systems Division. Dr. King is a director of PSW Technologies, Inc.; Auspex, Inc., a computer server manufacturer; EonCommunications, a provider of Linux based communication servers; Perficient, Inc., a provider of outsourced services to Internet software companies; Natural Microsystems, Inc., a developer of telephone products; and several private technology companies.

John G. McMillian was elected a Director in June 1996. He is the Chairman and CEO of Chaparral Resources, Inc. Mr. McMillian has interest in Peter Hughes
Diving Company, a charter company, and Contender Boats, Inc., a boat manufacturer, and serves on those boards. He also serves on the boards of Steadman Hawkins Sports Medicine Foundation, American Country Insurance Company and U.S. Ski Educational Foundation, and is a member of the SunTrust/Miami
Advisory Board Committee. He was Chairman and Chief Executive Officer of Allegheny & Western Energy Corporation, a natural gas production and distribution company, from July 1987 until July 1995.

Philip J. O'Reilly has been a Director of the Company since April 1988. Mr. O'Reilly is a partner in the law firm of O'Reilly, Marsh, Kearney & Corteselli P.C., in Mineola, New York. Mr. O'Reilly has been in private practice for more than the past five years.

Harry C. Payne is President-Elect of Woodward Academy, Atlanta Georgia. From 1994-1999, Dr. Payne served as President of Williams College. From 1988 until 1993, Dr. Payne was President of Hamilton College, Clinton, New York. Dr. Payne is a former Chair of the Board of the National Association of Independent Colleges and Universities and serves on the board of Barnard College. He chairs the Academic Advisory Board of New Forum Publishers, Inc., Conshohocken, Pennsylvania.

Information Concerning the Board of Directors and Its Committees

The Board of Directors held six meetings during the fiscal year ended January 31, 2000 and acted by unanimous written consent on four occasions. Each incumbent director attended more than 75% of the aggregate number of meetings of the Board of Directors and appropriate Committees held during fiscal year 2000 since their election.

The Board of Directors has established a number of Committees. The Audit Committee, consisting of Mr. McMillian (Chairman), Dr. King and Mr. O'Reilly, met four times during fiscal year 2000. The Audit Committee meets with the Company's management, including its Chief Financial Officer, and its independent accountants several times a year to discuss internal controls and accounting matters, the Company's financial statements, and the scope and results of the auditing programs of the independent accountants. The Compensation Committee, currently composed of three directors, Messrs. Crooks (Chairman), Hendricks and O'Reilly, administers management compensation and makes recommendations in that regard to the Board. The Compensation Committee met once during fiscal 2000. The Stock Option Plan Administration Committee, which currently consists of Messrs. Crooks (Chairman) and O'Reilly, administers the Company's Stock Option Plans. The Stock Option Administration Committee met once during fiscal 2000.

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

Executive Officers and Key Employees of the Registrant

Each year, the Board of Directors appoints the executive officers of the Company to serve until the next Annual Meeting of Shareholders and until their successors have been duly appointed and qualified. The following information indicates the position, age and business experience of the executive officers, Messrs. Condo, Buchanan, Khan, Nelson and Nunnerley as well as other key employees of the Company. There are no family relationships between any of the executive officers of the Company.

Name                    Age            Position

Patrick C. Condo        43             President and Chief Executive Officer

James H. Buchanan       44             Vice President, Chief Financial Officer,
                                       Treasurer and Secretary

Kamran Khan             36             Senior Vice President and General
                                         Manager, Applications Group

Paul E. Nelson          37             Chief Technology Officer

David Nunnerley         43             Senior Vice President and General
                                         Manager, Media Services Group

Daniel C. Agan          47             Vice President, Corporate Marketing

Nancy McKinley          50             Vice President, Human Resources &
                                         Administration

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

Kamran Khan was named Senior Vice President and General Manager, Applications Group in November 1999. Previously, Mr. Khan held several sales management positions since joining the Company in September 1993, most recently as Vice President, Worldwide Sales. Mr. Khan served as general manager of the Company's international sales operation and wholly-owned subsidiary Excalibur Technologies, Ltd., located in the United Kingdom, from August 1995 until his appointment to Vice President. Prior to joining the Company, Mr. Khan held various positions, including regional business manager, with PAFEC Limited, a leading firm in the United Kingdom involved with the development and implementation of computer-aided engineering and engineering document management software systems.

Paul E. Nelson was named the Company's Chief Technology Officer in November 1999. Mr. Nelson previously served as Senior Vice President, Product Development from January 1998 and as a Director of the Company from January 1, 1997 to July 21, 1997. He joined the Company as Vice President, Text Products in July 1995 in connection with the Company's acquisition of ConQuest Software, Inc. ("ConQuest"), a company that Mr. Nelson co-founded in 1990. Mr. Nelson was Senior Vice President of Product Development and a Director of ConQuest.

David Nunnerley was named Senior Vice President and General Manager, Media Services Group in November 1999. Mr. Nunnerley previously served as Vice President, Visual Product Development since February 1998 and has been instrumental in the development of the Company's visual products since joining the Company in 1996. From 1994 to 1996, Mr. Nunnerley was Vice President of Engineering for Videopress Software, a software company providing video delivery products and solutions to cable companies deploying cable modems. Prior to that, Mr. Nunnerley held various product management/marketing roles and management positions with Digital Equipment Corporation.

Daniel C. Agan joined the Company as Vice President, Corporate Marketing in September 1996. From 1991 through 1996, Mr. Agan was President and Chief Executive Officer of Agan Associates, Limited, a marketing consulting firm with experience providing executive-level service to a diverse range of clients in the technology, online and broadcasting industries. Prior to this, Mr. Agan spent fifteen years with the Public Broadcasting Service (PBS) where he served in a variety of capacities, most notably as Senior Vice President for National Programming and Promotion.

Nancy McKinley was named Vice President of Human Resources and Administration in November 1999 after serving as the Company's Director of Human Resources and Administration since 1996 during which she developed the human resource function for the Company. Prior to 1996, Ms. McKinley was Director of Human Resourses and Administration for the Pelavin Research Institute of the American Institute for Research as well as holding similar positions in other firms in the high technology and international areas.

Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 and regulations of the SEC thereunder require the Company's executive officers and directors, and persons who own more that ten percent of a registered class of the Company's equity securities, to file reports of initial ownership and changes in ownership with the SEC. Based solely on its review of copies of such forms received by the Company, or on written representations from certain reporting persons that no other reports were required for such persons, the Company believes that during or with respect to the period from February 1, 1999 to January 31, 2000 all of the Section 16(a) filing requirements applicable to its executive officers, directors and ten percent shareholders were complied with on a timely basis.


Item 11.   Executive Compensation

Summary Compensation Table

The following table presents information concerning the compensation of the Chief Executive Officer and each of the other most highly compensated executive officers during the 2000 fiscal year (collectively, the "Named Executive Officers") for services rendered in all capacities to the Company for the fiscal year ended January 31, 2000, as well as the previous two fiscal years:

                                                    Long Term Compensation
                                               --------------------------------
                         Annual Compensation          Awards          Payouts
                       ----------------------- -------------------- -----------
                                        Other            Securities        All
                                        Annual Restricted Under-          Other
Name and                                Compen- Stock     lying    LTIP  Compen-
Principal        Fiscal                 sation  Award(s) Options/ Payouts sation
Position          Year Salary($) Bonus($)  ($)    ($)      SARs(#)  ($)     ($)
--------          ---- --------- --------  ---    ---     --------  ---     ---

Patrick C. Condo  2000   275,000  102,369   --     --     175,000    --      --
Chief Executive   1999   225,000   71,281   --     --          --    --      --
Officer and       1998   200,000   86,000   --     --     400,000(1) --      --
President

James H. Buchanan 2000   230,000   84,425   --     --      35,000    --      --
Vice President,   1999   180,000   57,024   --     --      10,000    --      --
Chief Financial   1998   165,514   70,950   --     --     150,000(2) --      --
Officer, Secretary
and Treasurer

Paul E. Nelson    2000   181,500   72,725   --     --          --    --      --
Chief Technology  1999   165,000   81,800   --     --          --    --      --
Officer           1998   157,500   69,586   --     --      84,750(3) --      --


(1) This amount includes options to purchase 300,000 shares that were granted in prior years and subsequently repriced on May 8, 1997.

(2) This amount includes options to purchase 100,000 shares that were granted in prior years and subsequently repriced on May 8, 1997.

(3) Represents options to purchase 84,750 shares that were granted in prior years and subsequently repriced on May 8, 1997.


Option Grants in Last Fiscal Year

The following table sets forth certain information concerning options granted during fiscal 2000 to the Named Executive Officers.

                                                           Potential Realizable
                   Individual Grants                         Value at Assumed
                   -----------------                            Annual Rates
                          % of Total                           of Stock Price
                           Options                            Appreciation for
                          Granted to   Exercise                Option Term (2)
                         Employees in  or base  Expiration     ---------------
 Name       Granted(#)  Fiscal Year(1)  Price      Date       5% ($)     10%($)
-------     ----------  --------------  -----      ----       ------     ------

Patrick C.    175,000        25.9%     $15.00    12/17/09  1,650,848  4,183,574
  Condo

James H.       35,000         5.2%     $15.00    12/17/09    330,170    836,715
  Buchanan

Paul E.            --          --          --          --         --         --
  Nelson



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

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Values

The following table sets forth, as of January 31, 2000, the number of options and the value of exercised and unexercised options held by the Named Executive Officers.

                                             Number of
                                            Securities
                                            Underlying             Value of
                                            Unexercised           Unexercised
                                           Options/SARS at       In-the Money
                                           Fiscal Year-End      Options/SARS at
                Shares                         (#)            Fiscal Year-End($)
              Acquired on      Value       Exercisable/          Exercisable/
Name          Exercise(#)   Realized($)    Unexercisable       Unexercisable(1)
----          -----------   -----------    -------------       ----------------

Patrick C.        --            --       350,000/225,000  $6,024,750/$2,027,875
  Condo

James H.          --            --        128,750/66,250    $2,191,594/$727,531
  Buchanan

Paul E.           --            --              84,750/0          $1,493,719/$0
  Nelson


(1) The closing price of the Company's common stock on January 31, 2000, the last trading day of the Company's fiscal year, was $22.375 per share.


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


Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee during fiscal 2000 were Messrs. Crooks, Hendricks and O'Reilly, none of whom is an officer or employee of the Company or its subsidiaries. No member of the Compensation Committee or executive officer of the Company has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 31, 2000, information concerning the ownership of Common Stock of the Company of (i) all persons known to the Company to beneficially own 5% or more of the Company's Common Stock, (ii) each director of the Company, (iii) each Named Executive Officer and (iv) all directors and executive officers of the Company as a group.

                                       Amount and Nature            Percent
Name and Address                         of Beneficial             of Class
of Beneficial Owner                       Ownership (1)              Owned
-------------------                       -------------              -----
Allen & Company Incorporated              3,725,846 (2)(3)           24.8%
711 Fifth Avenue
New York, NY 10022

Alliance Capital Management L.P.            794,100 (4)               5.4%

Donald R. Keough                            155,500 (5)               1.1%

Patrick C. Condo                            364,325 (6)               2.4%

Richard M. Crooks, Jr.                      424,750 (7)               2.9%

John S. Hendricks                            25,000 (8)                 *

W. Frank King III                            38,000 (9)                 *

John G. McMillian                            40,000 (10)                *

Philip J. O'Reilly                           55,000 (11)                *

Harry C. Payne                               25,000 (12)                *

James H. Buchanan                           137,890 (13)                *

Paul E. Nelson                              322,949 (14)              2.2%

All directors and executive officers      1,697,187 (15)             10.8%
as a group (12 persons)


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

(4) Based on information contained in a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2000 by AXA Financial Incorporated and other entities as parent holding companies of Alliance Capital Management L.P.

(5) Does not include shares owned by Allen & Company Incorporated, of which Mr. Keough is Chairman of the Board, and as to which shares Mr. Keough disclaims beneficial ownership.

(6) Includes (a) 10,000 shares of common stock owned beneficially but not of record upon exercise of stock options at a price of $4.75 per share expiring November 13, 2002; (b) 15,000 shares of common stock owned beneficially but not of record upon exercise of stock options at a price of $4.75 per share, expiring January 4, 2004; (c) 75,000 shares of common stock owned beneficially but not of record upon exercise of stock options at a price of $4.75 per share, expiring December 6, 2004; (d) 100,000 shares of common stock owned beneficially but not of record, issuable upon exercise of stock options at a price of $4.75 per share, expiring June 2, 2005; (e) 100,000 shares of common stock owned beneficially but not of record, issuable upon exercise of stock options at a price of $4.75 per share expiring November 1, 2005; and (f) 62,500 shares of common stock owned beneficially but not of record, issuable upon exercise of stock options at a price of $7.63 per share expiring August 13, 2007.

(7) Includes (a) 50,000 shares of common stock owned beneficially but not of record, issuable upon exercise of stock options of the Company at a price of $16.10 per share expiring June 28, 2000, (b) 50,000 shares of common stock issuable upon exercise of stock options of the Company at a price of $20.56 per share expiring November 27, 2005, and (c) 25,000 shares of common stock issuable upon exercise of stock options of the Company at a price of $26.00 per share expiring February 17, 2010. Does not include shares owned by Allen & Company Incorporated, of which Mr. Crooks is a director and as to which shares Mr. Crooks disclaims beneficial ownership.

(8) Represents 25,000 shares of common stock owned beneficially but not of record, issuable upon exercise of stock options of the Company at a price of $4.875 per share expiring June 2, 2007.

(9) Includes (a) 13,000 shares of common stock owned beneficially but not of record, issuable upon exercise of stock options of the Company at a price of $12.50 per share, expiring July 2, 2002; and (b) 25,000 shares of common stock owned beneficially but not of record, issuable upon exercise of stock options of the Company at a price of $4.75 per share, expiring May 8, 2007.

(10) Includes (a) 25,000 shares of common stock owned beneficially but not of record, issuable upon exercise of stock options of the Company at a price of $22.50 per share, expiring June 28, 2006, and (b) 10,000 shares of common stock owned beneficially but not of record, issuable upon exercise of stock options of the Company at a price of $14.00 per share, expiring October 28, 2006.

(11) Includes (a) 25,000 shares of common stock owned beneficially but not of record, issuable upon exercise of stock options of the Company at a price of $13.00 per share expiring March 12, 2003; and (b) 25,000 shares of common stock owned beneficially but not of record, issuable upon exercise of stock options of the Company at a price of $6.75 per share expiring December 1, 2008.

(12) Represents 25,000 shares of common stock owned beneficially but not of record, issuable upon exercise of stock options of the Company at a price of $8.188 per share expiring August 25, 2009.

(13) Includes (a) 30,000 shares of common stock owned beneficially but not of record, issuable upon exercise of stock options of the Company at a price of $4.75 per share expiring September 13, 2005; (b) 70,000 shares owned beneficially but not of record, issuable upon exercise of stock options of the Company at a price of $4.75 per share expiring November 1, 2005;
       (c) 31,250 shares of common stock owned beneficially but not of record, issuable upon exercise of stock options of the Company at a price of $4.75 per share expiring August 13, 2007; and (d) 5,000 shares of common stock owned beneficially but not of record, issuable upon exercise of stock options of the Company at a price of $6.25 per share expiring September 1, 2008.

(14) Includes 84,750 shares of common stock owned beneficially but not of record, issuable upon exercise of stock options of the Company at price of $4.75 per share expiring July 20, 2005.

(15) Includes 983,623 shares of common stock owned beneficially but not of record, issuable upon the exercise of options to purchase common stock of the Company.

Item 13.   Certain Relationships and Related Transactions

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

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      Documents filed as part of Form 10-K

         1.   Financial Statements:

              The following financial statements of the Company are submitted in a separate section pursuant to the requirements of Form 10-K, Part I, Item 8 and Part IV, Items 14(a) and 14(d):

              Index to Consolidated Financial Statements
              Reports of Independent Accountants
              Consolidated Balance Sheets
              Consolidated Statements of Operations and Other Comprehensive Loss Consolidated Statements of Shareholders' Equity
              Consolidated Statements of Cash Flows
              Notes to Consolidated Financial Statements

         2.   Schedules Supporting Financial Statements:

              The following schedule is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Company's consolidated financial statements:

              Report of Independent Public Accountants on Schedule II for the year ended January 31, 1998

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

              10.05 Office Lease (10440 Little Patuxent Parkway, Suite 800, Columbia, Maryland), commencing January 1, 1996. (4)

              10.06 Office Lease (1959 Palomar Oaks Way, Carlsbad, California), commencing November 15, 1995. (4)

              10.07 Excalibur Technologies Corporation Employee Stock Purchase Plan, effective August 1, 1996. (5)

              10.08 Office Lease (4675 Stevens Creek Boulevard, Santa Clara, California 95051), commencing July 1, 1997. (7)

              10.09 Office Lease (1921 Gallows Road, Vienna, Virginia 22182), commencing May 1, 1999. (8)

              10.10 Employment agreement with James H. Buchanan, dated September 7, 1995. (8)

              10.11 Office lease (11000 Broken Land Parkway, Columbia Maryland), commencing June 15, 2000.

              21.01      Subsidiaries of Excalibur Technologies Corporation.

              23.01 Consent of PricewaterhouseCoopers LLP, Independent Accountants.

              23.02 Consent of Arthur Andersen LLP, Independent Public Accountants.

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

(4) Incorporated herein by reference to Form 10-K for the year ended January 31, 1996, filed April 30, 1996.

(5) Incorporated herein by reference to the Proxy Statement for the 1996 Annual Meeting of Shareholders, dated May 28, 1996.

(6) Incorporated herein by reference to Form 10-K for the year ended January 31, 1997, filed April 28, 1997.

(7) Incorporated herein by reference to Form 10-K for the year ended January 31, 1998, filed April 23, 1998.

(8) Incorporated herein by reference to Form 10-K for the year ended January 31, 1999, filed April 30, 1999.


(b)      Reports on Form 8-K.

         None

Index to Consolidated Financial Statements                                Page

Reports of Independent Accountants                              F-1, F-2, F-18

Consolidated Balance Sheets
  As of January 31, 2000 and 1999                                          F-3

Consolidated Statements of Operations and Other Comprehensive Loss
  For the fiscal years ended January 31, 2000, 1999 and 1998               F-4

Consolidated Statements of Shareholders' Equity
  For the fiscal years ended January 31, 2000, 1999 and 1998               F-5

Consolidated Statements of Cash Flows
  For the fiscal years ended January 31, 2000, 1999 and 1998               F-6

Notes to Consolidated Financial Statements                                 F-7

Schedule II - Valuation and Qualifying Accounts
  For the fiscal years ended January 31, 2000, 1999 and 1998              F-19

                        Report of Independent Accountants

To the Stockholders and Board of Directors of Excalibur Technologies Corporation:


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Excalibur Technologies Corporation and its subsidiaries at January 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule for the years ended January 31, 2000 and 1999, listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/PricewaterhouseCoopers LLP

McLean, Virginia
March 8, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Excalibur Technologies Corporation:


We have audited the accompanying consolidated statement of operations, shareholders' equity and cash flows of Excalibur Technologies Corporation (a Delaware corporation) and subsidiaries for the year ended January 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Excalibur Technologies Corporation and subsidiaries for the year ended January 31, 1998 in conformity with generally accepted accounting principles.

                                             /s/ARTHUR ANDERSEN LLP

Vienna, Virginia,
February 27, 1998

                       EXCALIBUR TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                        As of January 31,
                                                      --------------------
                 ASSETS                                 2000        1999
                                                      --------    --------
Current Assets:
   Cash and cash equivalents .......................  $ 10,884    $  5,851
   Short term investments...........................       178           -
   Accounts receivable, net of allowance for
     doubtful accounts of $830 and $660,
     respectively ..................................    14,254       6,402
   Prepaid expenses and other ......................     2,354       2,291
                                                      --------    --------
       Total current assets ........................    27,670      14,544

Equipment and leasehold improvements, net of
  accumulated depreciation of $7,594 and
  $6,986, respectively .............................     1,766       2,034
Other assets .......................................     1,251       3,134
                                                      --------    --------
       Total assets ................................  $ 30,687    $ 19,712
                                                      ========    ========

  LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable ................................  $  1,982    $  1,933
   Accrued expenses ................................     2,474       1,915
   Deferred revenues ...............................     3,926       2,690
                                                      --------    --------
       Total current liabilities ...................     8,382       6,538
                                                      --------    --------

Commitments and Contingencies
Shareholders' Equity:
   5% Cumulative convertible preferred stock,
      $0.01 par value, preference in liquidation
      $10 per share plus dividends, 1,000 shares
      authorized; 27 shares issued and outstanding..       271         271
   Common stock, $0.01 par value, 40,000
      shares authorized; 14,646 and 13,689
      shares issued and outstanding ................       146         137
   Additional paid-in capital ......................    78,024      68,631
   Accumulated deficit .............................   (56,138)    (55,798)
   Accumulated other comprehensive income (loss)....         2         (67)
                                                      --------    --------
       Total shareholders' equity ..................    22,305      13,174
                                                      --------    --------
       Total liabilities and shareholders' equity ..  $ 30,687    $ 19,712
                                                      ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       EXCALIBUR TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                        OTHER COMPREHENSIVE LOSS
                      (in thousands, except per share data)

                                                 For the Fiscal Years Ended
                                                         January 31,
                                              --------    --------    --------
                                                2000        1999        1998
                                              --------    --------    --------
Revenues:
  Software ................................   $ 32,649    $ 22,741    $ 17,202
  Maintenance .............................      5,285       5,198       5,215
                                              --------    --------    --------
                                                37,934      27,939      22,417
                                              --------    --------    --------
Expenses:
  Cost of software revenues ...............      4,842       3,808       3,039
  Cost of maintenance revenues ............      2,143       1,320       1,219
  Sales and marketing .....................     16,210      13,501      13,184
  Research and product development ........      9,456       8,328       6,405
  General and administrative ..............      5,402       4,775       4,884
  Restructuring costs .....................          -           -         577
  Acquired in-process research
    and development .......................          -           -       1,284
                                              --------    --------    --------
                                                38,053      31,732      30,592
                                              --------    --------    --------

Operating loss ............................       (119)     (3,793)     (8,175)

Other income (expenses):
  Interest income, net ....................        250         239         374
  Equity in net loss of affiliate .........          -        (300)       (525)
  Write off of investment in affiliate ....       (471)          -           -
                                              --------    --------    --------
Net loss ..................................   $   (340)   $ (3,854)   $ (8,326)

Dividends on preferred stock ..............         14          14          14
                                              --------    --------    --------
Net loss applicable to common shareholders.   $   (354)   $ (3,868)   $ (8,340)
                                              ========    ========    ========

Basic and diluted net loss per common share   $  (0.02)   $  (0.29)   $  (0.64)
                                              ========    ========    ========
Weighted-average number of common shares
   outstanding - basic and diluted.........     14,282      13,526      12,934
                                              ========    ========    ========

Other comprehensive loss:
Net loss ..................................   $   (340)   $ (3,854)   $ (8,326)
  Foreign currency translation adjustment .         69           7         (31)
                                              --------    --------    --------
Comprehensive loss ........................   $   (271)   $ (3,847)   $ (8,357)
                                              ========    ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       EXCALIBUR TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)
                                                                               Accumulated
                                                                                   Other
                                                                                  Compre-
                         Preferred Stock   Common Stock   Additional              hensive
                         ---------------   ------------    Paid-in   Accumulated   Income
                           Shares  Amount  Shares  Amount  Capital     Deficit     (Loss)      Total
                           ------  ------  ------  ------  --------   ---------    ------     --------
Balance, January 31, 1997.     27   $ 271  12,449   $124   $61,830    $(43,619)    $ (43)     $18,563

Issuance of common stock
upon exercise of options..      -       -     415      4       781          -          -          785
Issuance of common stock
for acquisition of
Interpix..................      -       -     275      3     1,819          -          -        1,822
Issuance of common stock
for Employee Stock
Purchase Plan.............      -       -      40      1       284          -          -          285
Foreign Currency
Translation adjustment....      -       -       -      -         -          -        (31)         (31)
Net loss..................      -       -       -      -         -      (8,326)        -       (8,326)
                           ------   -----  ------   ----   --------   ---------    ------     --------
Balance, January 31, 1998.     27     271  13,179    132    64,714     (51,945)      (74)      13,098

Private Placement, net of
issuance costs............      -       -     325      3     3,247          -          -        3,250
Issuance of common stock
upon exercise of options..      -       -     167      2       533          -          -          535
Issuance of common stock
for Employee Stock
Purchase Plan.............      -       -      19      -       137          -          -          137
Foreign Currency
Translation adjustment....      -       -       -      -         -          -          7            7
Net loss..................      -       -       -      -         -      (3,854)        -       (3,854)
                           ------   -----  ------   ----   --------   ---------    ------     --------
Balance, January 31, 1999.     27     271  13,689    137    68,631     (55,798)      (67)      13,174

Private Placement, net of
issuance costs............      -       -     500      5     4,653          -          -        4,658
Issuance of common stock
upon exercise of options..      -       -     434      4     4,522          -          -        4,526
Issuance of common stock
for Employee Stock
Purchase Plan.............      -       -      23      -       218          -          -          218
Foreign Currency
Translation adjustment....      -       -       -      -         -          -         69           69
Net loss..................      -       -       -      -         -        (340)        -         (340)
                           ------   -----  ------   ----   --------   ---------    ------     --------
Balance, January 31, 2000.     27   $ 271  14,646   $146   $78,024    $(56,138)    $   2      $22,305
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

                       EXCALIBUR TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                 For the Fiscal Years Ended
                                                         January 31,
                                               --------------------------------
                                                 2000        1999        1998
                                               --------    --------    --------
Cash Flows from Operating Activities:
Net loss ...................................   $   (340)   $ (3,854)   $ (8,326)
Adjustments to reconcile net loss to
net cash used in operating activities:
   Depreciation and amortization ...........      1,441       1,486       1,540
   Bad debt expense ........................        838         493         250
   Acquired in-process research
   and development costs ...................          -           -       1,284
   Equity in net loss of affiliate .........          -         300         525
   Write off of investment in affiliate ....        471           -           -
   Loss on disposal of assets ..............          -           -           2
Changes in operating assets and liabilities:
   Accounts receivable .....................     (8,712)      2,349           4
   Prepaid expenses and other ..............      1,223      (3,425)        527
   Accounts payable and accrued expenses ...        579        (296)       (193)
   Deferred revenues .......................      1,248         (35)         11
                                               --------    --------    --------
   Net cash used in operating activities ...     (3,252)     (2,982)     (4,376)
                                               --------    --------    --------
Cash Flows from Investing Activities:
   Purchase of investments .................       (178)       (984)    (22,301)
   Proceeds from maturities of investments .          -       2,480      29,231
   Purchases of equipment and
   leasehold improvements ..................     (1,008)     (1,141)       (757)
   Other assets ............................          -        (256)        (95)
   Purchase of business ....................          -           -          55
   Net cash provided by (used in)              --------    --------    --------
    investing activities ...................     (1,186)         99       6,133
                                               --------    --------    --------
Cash Flows from Financing Activities:
   Proceeds from the issuance of common stock     5,218       3,387         285
   Proceeds from the exercise of stock
     options ...............................      4,520         435         333
   Cost incurred in connection with issuance
     of common stock .......................       (342)          -          (5)
   Repayment of notes payable ..............          -           -         (40)
                                               --------    --------    --------
   Net cash provided by financing activities      9,396      3,822          573
                                               --------    --------    --------
Effect of Exchange Rate Changes on Cash ....         75         (27)        (76)
                                               --------    --------    --------
Net Increase in Cash and Cash Equivalents ..      5,033         912       2,254

Cash and Cash Equivalents, beginning of year      5,851       4,939       2,685
                                               --------    --------    --------
Cash and Cash Equivalents, end of year .....   $ 10,884    $  5,851    $  4,939
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

The Company designs, develops, markets and supports high performance, accurate, scalable and secure search- powered software solutions. Excalibur offers a suite of intelligent search solutions for corporate intranets, Internet e-commerce, online publishing, application service providers ("ASP") and the original equipment manufacturer ("OEM") market that enables individuals to quickly capture, analyze, index, catalog, access, navigate, retrieve, publish and share relevant information residing on an enterprise's networks, intranets, extranets and the Internet. The Company offers consulting, training, product maintenance and system implementation services in support of its software products. The Company licenses its software products directly to commercial businesses and government agencies throughout North America, Europe and other parts of the world and also distributes its software products to end users through license agreements with value-added resellers, system integrators, original equipment manufacturers, application service providers and other strategic partners.

The Company has incurred cumulative losses of approximately $12.5 million over the last three fiscal years and the accumulated deficit of the Company at January 31, 2000 was $56.1 million. The Company's operations are subject to certain risks and uncertainties including, among others: the dependence upon the timing of the closing on sales of large software licenses; actual and potential competition by entities with greater financial resources, experience and market presence than the Company; rapid technological changes; the success of the Company's product marketing and product distribution strategies; the risks associated with acquisitions and international expansion; the need to manage growth; the need to retain key personnel and protect intellectual property; and the availability of additional capital financing on terms acceptable to the Company.

The Company's balances of cash and cash equivalents at January 31, 2000 and its funds generated from operations, if any, are expected to provide sufficient cash to meet the Company's current projected needs for the foreseeable future. Historically, the Company has used cash provided primarily from sales of its common stock to fund its operations. If the Company fails to achieve its operating plan for fiscal year 2001, the Company's balance of cash and cash equivalents may be reduced substantially. The Company may be required to pursue additional external sources of financing to support its operations and capital requirements. There can be no assurance that external sources of financing will be available to fund the Company's ongoing operations or other capital requirements on terms acceptable to the Company.

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

The remainder of the purchase price was allocated to intangible assets related to the completed technology base, the assembled workforce and trade names acquired, is included in other assets in the consolidated balance sheet, and is being amortized on a straight-line basis over five years. Amortization expense for the fiscal years ended January 31, 2000, 1999 and 1998 was approximately $118,000, $110,000 and $82,000, respectively, and accumulated amortization was $310,000, $192,000 and $82,000 at January 31, 2000, 1999 and 1998, respectively.


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

Revenue Recognition

Revenue from the sale of software licenses is recognized upon shipment of product, provided that the fee is fixed and determinable, persuasive evidence of an arrangement exists and collection of the resulting receivable is considered probable. Software revenues include revenues from licenses, training and system implementation services. Historically, the Company has not experienced significant returns or exchanges of its products from direct sales to customers. Revenue related to customer support agreements is deferred and recognized ratably over the term of respective agreements. When the Company provides a software license and the related customer support arrangement for one bundled price, the fair value of the customer support, based on the price charged for that element separately, is deferred and recognized ratably over the term of the respective agreement.

Customization work is sometimes required to ensure that the Company's software functionality meets the requirements of its customers. Under these circumstances, the Company's revenues are derived from fixed price contracts and revenue is recognized using the percentage of completion method based on the relationship of actual costs incurred to total costs estimated to be incurred over the duration of the contract.

Research and Development Costs

Software development costs are included in research and development and are expensed as incurred. Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed" requires the capitalization of certain software development costs once technological feasibility is established, which for the Company generally occurs upon completion of a working model. Capitalization ceases when the products are available for general release to customers, at which time amortization of the capitalized costs begins on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater. To date, the period between achieving technological feasibility and the general availability of such software has been short, and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs.

Cash, Cash Equivalents and Short Term Investments

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of funds deposited in money market accounts. Consequently, the carrying amount of cash and cash equivalents approximates fair value. The balance of short term investments at January 31, 2000 consisted of a certificate of deposit pledged to collateralize a letter of credit required for a leased facility.

Income Taxes

Deferred taxes are provided utilizing the liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has provided a full valuation allowance against its net deferred tax asset as of January 31, 2000 and 1999, respectively.

Equipment and Leasehold Improvements

Office furniture and computer equipment are recorded at cost. Depreciation of office furniture and equipment is provided on a straight-line basis over the estimated useful lives of the assets, generally three to ten years. Amortization of leasehold improvements and leased assets are provided on a straight-line basis over the shorter of the term of the applicable lease or the useful life of the asset.

Expenditures for normal repairs and maintenance are charged to operations as incurred. The cost of property and equipment retired or otherwise disposed of and the related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is reflected in current operations.

Net Loss Per Common Share

Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per common share includes the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options to purchase 2,676,955 shares of common stock and cumulative convertible preferred stock that were outstanding at January 31, 2000 were not included in the computation of diluted loss per share as their effect would be anti-dilutive. As a result, the basic and diluted loss per common share amounts are identical.

Translation of Foreign Financial Statements

The  functional  currency  of the  Company's  foreign  subsidiary  is the  local currency. Accordingly, assets and liabilities of the Company's foreign subsidiary are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average rates for the period. Foreign currency translation adjustments are accumulated in a separate component of shareholders' equity. Foreign currency transaction gains or losses are recorded in operating expenses and were not significant for the years ended January 31, 2000, 1999 and 1998.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. Management believes that the Company's investment policy limits the Company's exposure to concentrations of credit risk. The Company sells its products primarily to major corporations, including distributors that serve a wide variety of U.S. and foreign markets, and to government agencies. The Company extends credit to its corporate customers based on an evaluation of the customer's financial condition, generally without requiring a deposit or collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains an allowance for anticipated losses. The allowance for doubtful accounts was $830,000 and $660,000, respectively, at January 31, 2000 and 1999.

Impairment of Long-lived Assets

The Company periodically evaluates the recoverability of its long-lived assets. This evaluation consists of a comparison of the carrying value of the assets with the assets' expected future cash flows, undiscounted and without interest costs. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions and projections. If the expected future cash flow, undiscounted and without interest charges, exceeds the carrying value of the asset, no impairment is recognized. Impairment losses are measured as the difference between the carrying value of long lived assets and their fair market value, based on discontinued future cash flows of the related assets. The Company has not recorded any provision for impairment of goodwill or other intangible or long lived assets.


(3)      INVESTMENT IN AFFILIATE

In July 1996, the Company authorized the use of its name by Excalibur Technologies N.V. ("ETNV"), a Belgian company incorporated in June 1996 for the purpose of selling and marketing the Company's products and services within a large territory including most of Northern Europe and Italy. The Company contributed approximately $488,000 in cash to ETNV in consideration for 13.2% of its voting capital stock. In the first quarter of fiscal year 2000, the Company terminated its 1996 distribution agreement with ETNV because ETNV failed to pay to Excalibur the minimum required license fees for the quarter ended January 31, 1999 of approximately $900,000 as well as an additional amount of approximately $400,000 that was due on April 20, 1999. Promptly after giving notice of such termination Excalibur commenced a lawsuit in the United States District Court for the Eastern District of Virginia seeking as damages such unpaid minimum license fees and other amounts due and owing from ETNV. The lawsuit was settled on July 21, 1999. No payment was made by ETNV as part of the settlement.

The original investment exceeded the Company's share of the underlying net assets of ETNV by approximately $827,000. The excess was being amortized over a five-year period. The amortization of the excess, as well as the Company's share of ETNV's net loss for the period and the elimination of the Company's share of gross profit included in ETNV's prepaid license is included in equity in net loss of affiliate in the accompanying consolidated statements of operations for the fiscal years ended January 31, 2000, 1999 and 1998. The net balance of the investment in and advances to ETNV of $471,000 was included in other assets in the accompanying consolidated balance sheet at January 31, 1999. This account was written off in the quarter ended April 30, 1999. No revenue related to the agreement was recorded in the current year. The Company recorded total revenues of $938,675 and $1,656,000 related to ETNV in the fiscal years ended January 31, 1999 and 1998, respectively.


(4)      CAPITALIZATION

Stock Offerings

In March 1999, the Company completed a private placement of 500,000 shares (the "Shares") of its common stock to unaffiliated accredited investors. The Shares were sold at a purchase price of $10.00 per share, resulting in net proceeds to the Company of approximately $4.7 million. Net proceeds from the placement are being used to fund ongoing operations and for general corporate purposes of the Company. The Shares were sold pursuant to an exemption from the registration requirements of the Securities Act of 1933. A registration statement under the Securities Act of 1933 covering resale of the Shares was declared effective by the Securities and Exchange Commission on July 14, 1999.

During the second quarter of fiscal year 1999, the Company completed a private placement of 325,000 shares (the "Shares") of its common stock to an unaffiliated financial institution. The Company sold the Shares at a purchase price of $10.00 per share, representing the approximate fair market value of the stock on the date of issuance, resulting in proceeds to the Company of $3.3 million. The transaction was placed directly by the Company. The Shares were sold pursuant to an exemption from the registration requirements of the Securities Act of 1933.

Cumulative Convertible Preferred Stock

The Company has issued 27,180 shares of cumulative convertible preferred stock. The cumulative convertible preferred stock is convertible into common stock at the rate of 10 shares of common stock per share of cumulative convertible preferred stock. Holders of the cumulative convertible preferred stock are entitled to receive cumulative dividends of $0.50 per share per annum, payable annually on April 1 if declared by the Board of Directors, in cash or shares of common stock (to be determined by the Board of Directors) valued at the lower of $1.00 per share or the market price on the date of declaration. The amount of accumulated dividends that have not been declared or accrued at January 31, 2000 is approximately $70,000.

In the event of voluntary liquidation, dissolution or winding-up of the Company or upon any distribution of assets, whether voluntary or involuntary, holders of the convertible preferred stock would have a liquidation preference of $10 per share, plus accrued and unpaid dividends over holders of the Company's common stock.


(5)      EMPLOYEE BENEFIT PLANS

Stock Options

The Company has adopted certain stock option plans to attract, retain and reward key employees. The plans are administered by a Committee appointed by the Board of Directors, which has the authority to determine which officers, directors and key employees are awarded options pursuant to the plans and the terms and option exercise prices of the stock options. In addition, from time to time, the Board of Directors awards stock options outside the plans; no such awards occurred in fiscal years 2000, 1999 or 1998. Of the total number of shares authorized for stock options, options to purchase 2,676,955 shares are outstanding and 645,839 shares are available for future grants.

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

The following table summarizes the Company's activity for all of its stock option awards:
                                                                      Weighted-
                                                                       Average
                                        Number of       Range of       Exercise
                                         Options     Exercise Prices     Price
                                         -------     ---------------     -----
Balance, January 31, 1997 ........      2,663,158     $ 1.04 - 29.53     $12.53

Granted ..........................        812,213       4.25 - 13.25       7.35
Exercised ........................       (413,060)      1.04 - 11.64       1.91
Canceled .........................       (430,675)      4.25 - 28.69      14.53
                                       ----------     ---------------    -------
Balance, January 31, 1998 ........      2,631,636       1.04 - 22.50       7.81

Granted ..........................        249,501       5.50 - 13.88       8.10
Exercised ........................       (166,815)      1.04 - 10.38       3.20
Canceled .........................       (152,899)      4.14 - 16.02       7.94
                                       ----------     ---------------    -------
Balance, January 31, 1999 ........      2,561,423       1.04 - 22.50       8.14

Granted ..........................        675,450       7.88 - 24.00      13.60
Exercised ........................       (433,890)      3.11 - 17.02      10.43
Canceled .........................       (126,028)      4.38 - 19.13       9.36
                                       ----------     ---------------    -------
Balance, January 31, 2000 ........      2,676,955     $ 1.04 - 24.00     $ 9.09
                                       ==========     ===============    =======

Options to purchase 1,716,382, 1,796,090 and 1,530,918 shares of the Company's common stock were vested and exercisable at January 31, 2000, 1999 and 1998, respectively, at weighted-average exercise prices of $7.70, $8.64 and $8.89 per share, respectively.

The following table summarizes additional information about stock options outstanding at January 31, 2000:

                           Options Outstanding          Options Exercisable
                      ------------------------------   ---------------------
                                 Weighted-
                                 Average      Weighted-              Weighted-
                                 Remaining    Average                Average
  Range of            Number of  Contractual  Exercise   Number      Exercise
  Exercise Prices      Options   Life         Price    Exercisable    Price
  ----------------    ---------  -----------  ------   -----------    ------
  $ 1.04 to $4.63       198,036   6.55 years  $ 4.35       194,286    $ 4.36
  $ 4.75                949,380   5.47          4.75       880,407      4.75
  $ 4.88 to $10.38      602,731   8.36          7.84       239,720      7.55
  $10.50 to $15.00      589,039   8.27         13.62       154,874     11.98
  $15.25 to $24.00      337,769   4.89         18.35       247,095     18.30
  ----------------    ---------  -----------  ------   -----------    ------
                      2,676,955   6.74 years  $ 9.09     1,796,382    $ 7.70
                      =========  ===========  ======   ===========    ======

The Company adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," effective for the Company's January 31, 1997 consolidated financial statements. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, compensation cost would be recognized for its stock plans based on the intrinsic value of the stock option at date of grant (i.e., the difference between the exercise price and the fair value of the Company's common stock).

Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans made in fiscal years 2000, 1999 and 1998 consistent with the method of SFAS No.123, the Company's net loss and loss per common share would have been increased to the pro forma amounts indicated below (amounts in thousands except per share data).

                                              2000      1999       1998
                                           --------   --------   --------
          Net loss, as reported            $   (340)  $ (3,854)  $ (8,326)
          Pro forma compensation expense      3,765      4,046      3,898
                                           --------   --------   --------
          Pro forma net loss               $ (4,105)  $ (7,900)  $(12,224)
                                           ========   ========   ========

          Basic and diluted net loss
          per common share, as reported    $ (0.02)   $ (0.29)   $ (0.64)

          Basic and diluted net loss
          per common share, pro forma      $ (0.28)   $ (0.58)   $ (0.95)


The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model. The following table shows the assumptions used for the grants that occurred in each fiscal year.

                                        2000           1999          1998
                                    ------------   ------------   ----------
       Expected volatility              70%            65%            65%
       Risk free interest rates     5.0% to 6.3%   4.5% to 5.6%   5.7% to 6.5%
       Dividend yield                   None          None           None
       Expected lives                 5 years        5 years        5 years


The weighted average fair value per share for stock option grants that were awarded in fiscal years 2000, 1999 and 1998 was $8.55, $4.77 and $4.24, respectively.
                                      F-12

Employee Stock Purchase Plan

In June 1996, the Company's shareholders approved the adoption of a non-compensatory stock purchase plan for all active employees. Of the 250,000 shares of common stock that were reserved for issuance thereunder, 23,096, 18,652 and 40,252 shares were purchased by employees in fiscal years 2000, 1999 and 1998, respectively. The plan provides that participating employees may purchase common stock each plan quarter at a price equal to 85% of the closing price at the end of the quarterly period. Payment for the shares is made through authorized payroll deductions of up to 10% of eligible annual compensation.

Deferred Compensation

ConQuest Software Inc., a private software company acquired in June 1995 by the Company, entered into arrangements with certain of its officers, employees and independent consultants to defer a portion of their compensation. Deferred compensation of employees is restricted for use in the exercise of stock options. However, if an employee's options expire because the option terms lapse or because employment terminates, the employee may request cash redemption one year after expiration, with 90 days notice. During fiscal years 2000, 1999 and 1998, deferred compensation of $6,000, $161,000 and $654,000, respectively, was settled. The portion of the deferred compensation balance related to independent consultants was settled in fiscal year 1998.

Employee Savings Plan

The Company has an employee savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, participating eligible employees in the United States may defer up to 20 percent of their pre-tax salary, but not more than statutory limits. ConQuest had a similar plan established for the benefit of its employees that was merged into the Company's plan effective December 31, 1996. The Company did not make any contributions to the employee savings plan in fiscal years 2000, 1999 or 1998.


(6)      INCOME TAXES

As the Company incurred pretax losses for the fiscal years presented herein, there are no income taxes provided in the accompanying consolidated statements of operations. At January 31, 2000, the Company had net operating loss carryforwards ("NOLs") of approximately $64,656,000 that expire at various dates through fiscal year 2020. The realization of the benefits of the NOLs is dependent on sufficient taxable income in future fiscal years. Lack of future earnings, a change in the ownership of the Company, or the application of the alternative minimum tax rules could adversely affect the Company's ability to utilize the NOLs.

The Company's net deferred tax assets at January 31, 2000 and 1999 were as follows (in thousands):

                                                  2000              1999
      Deferred tax assets                       --------          --------
          Net operating loss carryforwards,
             not yet utilized                   $ 24,569          $ 27,053
          Other                                    1,188               513
                                                ---------         ---------
             Total deferred tax assets            25,757            27,566
          Valuation allowance                    (25,197)          (27,435)
                                                ---------         ---------
                                                     560               131
                                                    (560)             (131)
      Deferred tax liabilities                  ---------         ---------
             Net deferred tax assets            $      -          $      -
                                                =========         =========

Though management believes that future net operating income and taxable income of the Company may be sufficient to utilize a substantial amount of the benefits of the Company's net operating loss carryforwards and to realize its deferred tax assets, a valuation allowance has been recorded to offset the full carrying value of the deferred tax assets due to the Company's lack of prior earnings and the amount of the accumulated deficit.

(7)      COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company conducts its operations using leased office facilities. The leases terminate at various dates through fiscal year 2005 with options to renew. Certain leases provide for scheduled rent increases and obligate the Company to pay shared portions of the operating expenses such as taxes, maintenance and repair costs. The Company also has operating leases for automobiles at its foreign subsidiary that are included in the figures below. Future minimum rental payments under non-cancelable operating leases as of January 31, 2000 are as follows (in thousands):

                     Year Ending
                     January 31,
                     -----------
                        2001              $ 1,751
                        2002                1,574
                        2003                1,099
                        2004                1,097
                        2005                  909
                                          -------
                                          $ 6,430
                                          =======

Total rental expense under operating leases, net of sublease income, was approximately $1,700,000, $1,303,000 and $1,190,000 in fiscal years 2000, 1999 and 1998, respectively. The sublease income in fiscal years 1999 and 1998 was $102,064 and $292,425, respectively. There was no sublease income in fiscal year 2000.


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


(9)      SEGMENT REPORTING

Beginning  in fiscal  year 2000,  the  Company  aligned  its  business  into two operating segments. The Excalibur Applications Group develops, markets and services the Excalibur RetrievalWare suite of products and focuses on large corporations and government organizations building knowledge management intranets and portals, as well as Internet based e-commerce and online service businesses. The Excalibur Media Services Group develops, markets and services the video product line and provides software products and services primarily to original equipment manufacturers and application service providers focusing on Internet and intranet video content management.

Prior to the second quarter of the current year, the Company operated as a single segment. During the second quarter of the current year, the revenue model for the Media Services Group segment became differentiated from the Applications Group segment. Media Services Group revenues are generated primarily from OEM and ASP transactions, which may involve development and customization by the Company. While OEM deals are a significant component of the Applications Group revenues, the majority of revenue is generated from licensing the RetrievalWare suite of products directly to corporations and government organizations building intranets and Internet based e-commerce and online service businesses. Until the second quarter of the current year, the Media Services Group was not forecast to meet any of the 10% significance tests as outlined in Financial Accounting Standards Board ("FASB") SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

The Company does not identify or allocate assets by operating segment.

The following chart represents revenues and expenses (in thousands of dollars) attributable to the Applications Group and Media Services Group for the years ended January 31, 2000, 1999 and 1998. Expenses for each segment consist of direct and allocated expenses and exclude the write-off of ETNV, restructuring costs and acquired in-process research and development costs.


                      Applications Group        Media Services Group               Total
                 -------------------------   -------------------------   -------------------------
                     Fiscal Years Ending        Fiscal Years Ending         Fiscal Years Ending
                         January 31,                January 31,                   January 31,
                   2000     1999     1998      2000     1999    1998        2000     1999    1998
                   ----     ----     ----      ----     ----    ----        ----     ----    ----
Total Revenues   $33,369  $26,206  $21,791   $ 4,565  $ 1,733  $   626   $37,934  $27,939  $22,417
Operating
  Expenses        29,090   24,888   24,209     8,963  $ 6,844  $ 4,522    38,053   31,732   28,731
                  ------   ------   ------    ------   ------   ------    ------   ------   ------
Operating
  Income (Loss)  $ 4,279  $ 1,318  $(2,418)  $(4,398) $(5,111) $(3,896)  $  (119) $(3,793) $(6,314)
                  ======   ======   ======    ======   ======   ======    ======   ======   ======


Operations by Geographic Area

The following table presents information about the Company's operations by geographical area (in thousands):

                                         Fiscal Years Ended January 31,
                                 ---------------------------------------------
                                     2000             1999             1998
                                     ----             ----             ----
   Sales to customers:
      United States              $    28,495      $    20,336      $    14,134
      United Kingdom                   4,842            4,490            3,460
      All Other                        4,597            3,113            4,823
                                  ----------       ----------       ----------
                                 $    37,934      $    27,939      $    22,417
                                 ===========      ===========      ===========

   Long-lived assets:
      United States              $     2,871      $     5,072      $     3,255
      All Other                          146               96               95
                                  ----------       ----------       ----------
                                 $     3,017      $     5,168      $     3,350
                                 ===========      ===========      ===========

Major Customers

Revenues derived from contracts and orders issued by agencies of the U.S. Government were approximately $4.4 million, $4.5 million and $5.4 million, respectively, in the fiscal years ended January 31, 2000, 1999 and 1998. These revenues, expressed as a percentage of total revenues for the fiscal year, were approximately 12%, 16% and 24%, respectively. In fiscal year 2000, revenues derived from one customer accounted for 12% of the Company's total revenues. In fiscal year 1999, revenues derived from one customer accounted for 11% of the Company's total revenues. No single customer accounted for 10% or more of the Company's revenue in the fiscal year ended January 31, 1998.


(10)     OTHER FINANCIAL DATA

a) Prepaid expenses and other at January 31, 2000 and 1999 consisted of the following (in thousands):

                                                       2000           1999
                                                       ----           ----
Prepaid licenses                                     $   1,620      $   1,510
Prepaid other                                              734            781
                                                     ---------      ---------
                                                     $   2,354      $   2,291
                                                     =========      =========

b) Equipment and leasehold improvements at January 31, 2000 and 1999 consisted of the following (in thousands):

                                                       2000           1999
                                                       ----           ----
Computer equipment                                   $   7,474      $   7,269
Office furniture                                         1,448          1,348
Leasehold improvements                                     438            403
                                                     ---------      ---------
                                                         9,360          9,020
Less accumulated depreciation                           (7,594)        (6,986)
                                                     ---------      ---------
                                                     $   1,766      $   2,034
                                                     =========      =========

Assets acquired under capital leases included in equipment above was $49,775 at January 31, 2000 and related accumulated depreciation was $17,680. There were no assets under capital leases at January 31, 1999.

Depreciation expense for fiscal years 2000, 1999 and 1998 was $1,324,891, $1,374,963 and $1,458,644, respectively.


c) Other assets at January 31, 2000 and 1999 consisted of the following (in thousands):

                                                      2000            1999
                                                      ----            ----
Prepaid licenses                                    $     948      $   2,214
Other                                                     303            920
                                                    ---------      ---------
                                                    $   1,251      $   3,134
                                                    =========      =========


d) Accrued expenses at January 31, 2000 and 1999 consisted of the following (in thousands):

                                                      2000            1999
                                                      ----            ----
Accrued payroll                                     $   2,098      $   1,469
Other                                                     376            446
                                                     --------      ---------
                                                    $   2,474      $   1,915
                                                    =========      =========


(11)     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company believes the adoption of SFAS Nos. 133 and 137, which will be effective for the quarter ending April 30, 2001, will not have a material effect on the financial statements.

In December 1999, the SEC released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." This bulletin establishes more clearly defined revenue recognition criteria than previously existing accounting pronouncements. This bulletin will become effective for the Company for the quarter ending April 30, 2000. The Company is currently evaluating the full impact of this bulletin to determine the impact on its financial position, results of operations and cash flows but does not anticipate that it will have a material effect.

(12)     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                             (in thousands)

                                                    For the Fiscal Years
                                                      Ended January 31,
                                                  -----------------------
                                                    2000           1999
                                                  --------       --------
Supplemental Disclosures of Noncash
Investing and Financing Activities:
   Stock options exercised under deferred
     compensation arrangements..............      $      6       $    100
                                                  ========       ========


(13)     LINE OF CREDIT

The Company has available a $3,000,000 line of credit under an agreement with a bank which expires on September 20, 2000. Up to $250,000 of borrowings may be in the form of letters of credit. The line of credit is collateralized by substantially all corporate assets. Borrowings under the line of credit bear interest at the lender's prime rate (8.5% at January 31, 2000) plus up to 1%. The agreement requires the Company to comply with certain financial covenants that are computed on a monthly basis and prohibits additional borrowings without the bank's approval. The Company was in compliance with all covenants at January 31, 2000. As of January 31, 2000, no borrowings were outstanding under the line of credit.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Excalibur Technologies Corporation:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated statement of operations, shareholders' equity and cash flows of Excalibur Technologies Corporation for the year ended January 31, 1998 included in this Form 10-K and have issued our report thereon dated February 27, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                              /s/ARTHUR ANDERSEN LLP

Vienna, Virginia,
February 27, 1998

SCHEDULE II

                       EXCALIBUR TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS

             FOR FISCAL YEARS ENDED JANUARY 31, 2000, 1999 AND 1998

                                                           Translation
                        Balance at  Additions   Deductions  Adjustment  Balance
                        Beginning    Charged       From       During    at End
Description              of Year    to Expense   Reserves   the Period  of Year
------------             -------    ----------   --------   ----------  -------
2000
----
Deducted from
accounts receivable:
  For doubtful accounts   $660,000  $838,000   $667,000 (a)   $(1,000)  $830,000

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

     Signature                        Title                           Date
     ---------                        -----                           ----

/s/Patrick C. Condo          President, Chief Executive           April 28, 2000
---------------------        Officer and Director                 --------------
Patrick C. Condo             (Principal Executive Officer)

/s/Donald R. Keough                                               April 24, 2000
----------------------       Chairman of the Board                --------------
Donald R. Keough

/s/James H. Buchanan         Chief Financial Officer              April 28, 2000
---------------------        Secretary and Treasurer (Principal   --------------
James H. Buchanan            Financial and Accounting Officer)

/s/Richard M. Crooks, Jr.                                         April 26, 2000
-------------------------    Director                             --------------
Richard M. Crooks, Jr.

/s/John S. Hendricks                                              April 24, 2000
---------------------        Director                             --------------
John S. Hendricks

/s/W. Frank King III                                              April 28, 2000
---------------------        Director                             --------------
W. Frank King III

/s/John G. McMillian                                              April 27, 2000
---------------------        Director                             --------------
John G. McMillian

/s/Philip J. O'Reilly                                             April 25, 2000
---------------------        Director                             --------------
Philip J. O'Reilly

/s/Harry C. Payne                                                 April 27, 2000
---------------------        Director                             --------------
Harry C. Payne

                                                                 Exhibit 21.01


               SUBSIDIARIES OF EXCALIBUR TECHNOLOGIES CORPORATION

                                January 31, 2000

                                                  Jurisdiction of Incorporation
                                                  -----------------------------

1.   Excalibur Technologies International, Ltd.           United Kingdom

2.   Excalibur Acquisition Corporation                    Maryland

3.   EXCA Acquisition Corporation                         Delaware

                                                                 Exhibit 23.01


                       CONSENT OF INDEPENDENT ACCOUNTANTS


We consent to the incorporation by reference in the registration statements of Excalibur Technologies Corporation and Subsidiaries on Form S-3 (File Nos. 333-79955, 33-79794, 33-90734, 33-65333, 333-01595, 333-5185, 333-17433 and
333-34705)  and on Form S-8  (File  Nos.  333-87621,  333-89144,  333-15369  and
333-40873) of our report dated March 8, 2000 related to the consolidated financial statements and financial statement schedule, which appears in this Form 10-K.

/s/PricewaterhouseCoopers LLP
McLean, Virginia
April 28, 2000

                                                                 Exhibit 23.02


                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K, into the Company's previously filed Registration Statements on Form S-3 (File No. 333-79955) and on Form S-8 (File No. 333-87621).


                                              /s/ARTHUR ANDERSEN LLP
Vienna, Virginia,
April 26, 2000