Form 10-Q
period 2000-04-30
EXCALIBUR TECHNOLOGIES CORP
filed 2000-06-14
CIK 316222

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2000

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes |X| No __

As of June 8, 2000, 14,868,378 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                       EXCALIBUR TECHNOLOGIES CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED APRIL 30, 2000

                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements:                                            Page
                                                                          ----

         Consolidated Balance Sheets
         April 30, 2000 (unaudited) and January 31, 2000.....................3

         Consolidated Statements of Operations and Comprehensive
         Loss(unaudited)
         Three months ended April 30, 2000 and 1999..........................4

         Consolidated Statements of Cash Flows (unaudited)
         Three months ended April 30, 2000 and 1999..........................5

         Notes to Consolidated Financial Statements..........................6


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................10


                           PART II. OTHER INFORMATION

Items 1. - 6.   ............................................................16


Signatures      ............................................................17

                       EXCALIBUR TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                          April 30,  January 31,
                                                             2000        2000
                ASSETS                                    (Unaudited)
                                                            --------   --------
Current Assets:
     Cash and cash equivalents........................      $ 10,625   $ 10,884
     Short term investments...........................           178        178
     Accounts receivable, net of allowance for doubtful
          accounts of $924 and $830, respectively.....        13,124     14,254
     Prepaid expenses and other ......................         2,358      2,354
                                                            --------   --------
           Total current assets.......................        26,285     27,670

Equipment and leasehold improvements, net of
   accumulated  depreciation of $7,875 and $7,594,
   respectively.......................................         2,066      1,766
Other assets..........................................         1,003      1,251
                                                            --------   --------
         Total assets.................................      $ 29,354   $ 30,687
                                                            ========   ========

              LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable.................................         2,092      1,982
     Accrued expenses.................................         1,633      2,474
     Deferred revenues................................         3,891      3,926
                                                            --------   --------
           Total current liabilities..................         7,616      8,382

Shareholders' Equity:
     5% Cumulative convertible preferred stock, $0.01 par
         value, preference in liquidation $10 per share plus
         dividends, 1,000 shares authorized; 27 shares
         issued and outstanding.......................           271        271
     Common stock, $0.01 par value, 40,000 shares authorized;
         14,755 and 14,646 shares issued and outstanding         147        146
     Additional paid-in capital.......................        79,151     78,024
     Accumulated deficit .............................       (57,807)   (56,138)
     Accumulated other comprehensive income (loss)....           (24)         2
                                                            --------   --------
         Total shareholders' equity...................        21,738     22,305
                                                            --------   --------
         Total liabilities and shareholders' equity         $ 29,354   $ 30,687
                                                            ========   ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       EXCALIBUR TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                                   (unaudited)
                      (in thousands, except per share data)

                                                           Three Months Ended
                                                                April 30,
                                                            200          1999
                                                          --------     --------

Revenues:
    Software..........................................    $  7,511     $  6,527
    Maintenance.......................................       1,873        1,232
                                                          --------     --------
                                                             9,384        7,759
                                                          --------     --------

Expenses:
    Cost of software revenues.........................       1,142        1,023
    Cost of maintenance revenues......................         417          544
    Sales and marketing...............................       5,569        3,894
    Research and product development..................       2,688        2,489
    General and administrative........................       1,331        1,278
                                                          --------     --------
                                                            11,147        9,228
                                                          --------     --------

Operating loss........................................      (1,763)      (1,468)

Other income (expenses):
    Interest income, net..............................          95           58
    Write-off of investment in affiliate..............           -         (471)
                                                          --------     --------

Net loss..............................................      (1,668)      (1,882)

Dividends on preferred stock..........................           3            3
                                                          --------     ---------

Net loss applicable to common shareholders............    $ (1,671)    $ (1,885)
                                                          ========     ========

Basic and diluted net loss per common share...........    $  (0.11)    $  (0.14)
Weighted-average number of common shares outstanding -
    basic and diluted ................................      14,714       13,927
Other comprehensive income (loss):
Net loss..............................................    $ (1,668)    $ (1,882)
    Foreign currency translation adjustment...........         (26)          63
                                                          --------     --------
Comprehensive loss....................................    $ (1,694)    $ (1,819)
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

                       EXCALIBUR TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                          For the Three Months
                                                             Ended April 30,
                                                           2000          1999
                                                         --------      --------

Cash Flows from Operating Activities:
     Net loss.........................................   $ (1,668)     $ (1,882)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
           Depreciation and amortization..............        326           406
           Bad debt expense...........................        100            40
           Write-off of investment in affiliate.......          -           471
     Changes in operating assets and liabilities:
           Accounts receivable........................        874          (579)
           Prepaid expenses and other assets..........        205            84
           Accounts payable and accrued expenses......       (703)         (690)
           Deferred revenues..........................          1           165
                                                         --------      --------
     Net cash used in operating activities............       (865)       (1,985)
                                                         --------      --------

Cash Flows from Investing Activities:
     Purchases of equipment and leasehold improvements       (601)         (330)
     Purchase of investments..........................          -          (178)
                                                         --------      --------
     Net cash used in investing activities............       (601)         (508)
                                                         --------      --------

Cash Flows from Financing Activities:
     Gross proceeds from the issuance of common stock.         67         5,037
     Proceeds from the exercise of stock options......      1,061           999
     Issuance costs in connection with private placement        -          (256)
                                                         --------      --------
     Net cash provided by financing activities........      1,128         5,780

                                                         --------      --------
Effect of Exchange Rate Changes on Cash..............          79            86
                                                         --------      --------

Net Increase (Decrease) in Cash and Cash Equivalents.        (259)        3,373

Cash and Cash Equivalents, beginning of period.......      10,884         5,851
                                                         --------      --------
Cash and Cash Equivalents, end of period.............    $ 10,625      $  9,224
                                                         ========      ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       EXCALIBUR TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 April 30, 2000


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

The Company incurred a net loss of $1.7 million in the three month period ended April 30, 2000 and has incurred cumulative losses of approximately $12.5 million over the last three fiscal years. The accumulated deficit at April 30, 2000 was $57.8 million. The Company's operations are subject to certain risks and uncertainties including, among others: the dependence upon the timing of the closing on sales of large software licenses; actual and potential competition by entities with greater financial resources, experience and market presence than the Company; rapid technological changes; the success of the Company's product marketing and product distribution strategies; the risks associated with acquisitions and international expansion; the need to manage growth; the need to retain key personnel and protect intellectual property; and the availability of additional capital financing on terms acceptable to the Company.


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

These consolidated financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2000. In the opinion of management, the consolidated financial statements for the fiscal periods presented herein include all adjustments that are normal and recurring which are necessary for a fair statement of the results for the interim periods. The results of operations for the three month period ended April 30, 2000 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2001.

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

Cash, Cash Equivalents and Short Term Investments

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of funds deposited in money market accounts. Consequently, the carrying amount of cash and cash equivalents approximates fair value. The balance of short term investments at April 30, 2000 consisted of a certificate of deposit pledged to collateralize a letter of credit required for a leased facility.

Net Loss Per Common Share

Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per common share includes the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options to purchase 3,014,602 shares of common stock and cumulative convertible preferred stock that were outstanding at April 30, 2000 were not included in the computation of diluted loss per share as their effect would be anti-dilutive. As a result, the basic and diluted loss per common share amounts are identical.

Income Taxes

Deferred taxes are provided utilizing the liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has provided a full valuation allowance against its net deferred tax asset as of April 30, 2000 and January 31, 2000, respectively.


(3)      CAPITALIZATION

During the first quarter of the current fiscal year, the Company issued 105,000 shares of common stock upon the exercise of options resulting in total cash proceeds of $1,061,000. Additionally the Company issued 4,000 shares of common stock to participants of the employee stock purchase plan resulting in cash proceeds of $67,000.

(4)      SEGMENT REPORTING

The Company aligns its business into two operating segments. The Excalibur Applications Group develops, markets and services the Excalibur RetrievalWare suite of products and focuses on large corporations and government organizations building knowledge management intranets and portals, as well as Internet based e-commerce and online service businesses. The Excalibur Media Services Group develops, markets and services the video product line and provides software products and services primarily to original equipment manufacturers ("OEM") and application service providers ("ASP") focusing on internet and intranet video content management. Media Services Group revenues are generated primarily from OEM and ASP transactions, which may involve development and customization by the Company. While OEM deals are a significant component of the Applications Group revenues, the majority of revenue is generated from licensing the RetrievalWare suite of products directly to corporations and government organizations building intranets and Internet based e-commerce and online service businesses.

The Company does not identify or allocate assets by operating segment.

The following chart represents revenues and expenses (in thousands of dollars) attributable to the Applications Group and Media Services Group for the three month periods ended April 30, 2000 and 1999. Expenses for each segment consist of direct and allocated expenses.


                 Applications Group   Media Services Group         Total
                 ------------------    ------------------    ------------------
                 Three months ended    Three months ended    Three months ended
                        April 30,             April 30,             April 30,
                    2000      1999        2000      1999        2000      1999
                 ------------------    ------------------    ------------------
Total Revenues   $  8,661  $  6,849    $    723  $    910    $  9,384  $  7,759
Operating
  Expenses          8,160     7,027       2,987     2,201      11,147     9,228
                 ------------------    ------------------    ------------------
Operating
  Income (Loss)  $    501  $   (177)   $ (2,264) $ (1,291)   $ (1,763) $ (1,468)
                 ------------------    ------------------    ------------------


Major Customers

In the current quarter, revenues derived from one customer accounted for approximately 19% of the Company's total revenues.


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

In December 1999, the SEC released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." This bulletin, as amended by Staff
Accounting Bulletin No. 101A, establishes more clearly defined revenue recognition criteria than previously existing accounting pronouncements and is effective for the Company for the quarter ending July 31, 2000. The Company is evaluating the full impact of this bulletin to determine the impact on its financial position, results of operations and cash flows but does not anticipate that it will have a material effect.

(6)      LINE OF CREDIT

The Company has available a $3,000,000 line of credit under an agreement with a bank which expires on September 20, 2000. Up to $250,000 of borrowings may be in the form of letters of credit. The line of credit is collateralized by substantially all corporate assets. Borrowings under the line of credit bear interest at the lender's prime rate (9.0% at April 30, 2000) plus up to 1%. The agreement requires the Company to comply with certain financial covenants that are computed on a monthly basis and prohibits additional borrowings without the bank's approval. The Company was in compliance with all covenants at April 30, 2000. As of April 30, 2000, no borrowings were outstanding under the line of credit.


(7)      SUBSEQUENT EVENT

On May 1, 2000, the Company and Intel Corporation jointly announced an agreement to form a new company that will enable owners of branded high-value content to produce and securely sell their audio and video content over the Internet. The Company will combine its entire business operations with Intel's Interactive Media Services division, which is composed of three operating units that includes over sixty people, several customer contracts, ten patents and forty-five technology licenses. In addition, Intel will contribute $150 million in cash to the new company. In exchange for these contributions, Intel will receive 49% of the new company's voting stock and 60% of the new company's equity on a fully-diluted basis. Excalibur shareholders and present option holders will receive 51% of the new company's voting stock and 40% of the new company's equity on a fully-diluted basis in exchange for their Excalibur stock. Excalibur shareholders will receive one share of stock in the new company for each share they hold of Excalibur. The transaction is subject to regulatory review, approval of the stockholders of the Company and other customary closing conditions. Details of this agreement and additional information are contained in the Company's Form 8-K filed with the Securities and Exchange Commission ("SEC") on May 3, 2000 and other related filings with the SEC subsequently made by the Company.

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

The Company aligns its business into two operating segments. The Excalibur Applications Group develops, markets and services the Excalibur RetrievalWare suite of products and focuses on large corporations and government organizations building knowledge management intranets and portals, as well as Internet based e-commerce and online service businesses. The Excalibur Media Services Group develops, markets and services the video product line and provides software products and services primarily to original equipment manufacturers ("OEM") and third party application service providers ("ASP") focusing on Internet and intranet video content management. Media Services Group revenues are generated primarily from OEM and ASP transactions, which may involve development and customization by the Company. While OEM deals are a significant component of the Applications Group revenues, the majority of revenue is generated from licensing the RetrievalWare suite of products directly to corporations and government organizations building intranets and Internet based e-commerce and online service businesses.

The following chart represents revenues and expenses (in thousands of dollars) attributable to the Applications Group and Media Services Group for the three month periods ended April 30, 2000 and 1999. Expenses for each segment consist of direct and allocated expenses.


                              Applications Group          Media Services Group
                           -----------------------      -----------------------
                              Three months ended           Three months ended
                                    April 30,                    April 30,
                               2000          1999           2000          1999
                           ---------     ---------      ---------     ---------
Total Revenues             $   8,661     $   6,849      $     723     $     910
Operating Expenses             8,160         7,027          2,987         2,201
                           ---------     ---------      ---------     ---------
Operating Income (Loss)    $     501     $    (177)     $  (2,264)    $  (1,291)
                           ---------     ---------      ---------     ---------

On May 1, 2000, the Company and Intel Corporation jointly announced an agreement to form a new company that will enable owners of branded high-value content to produce and securely sell their audio and video content over the Internet. The Company will combine its entire business operations with Intel's Interactive Media Services division, which is composed of three operating units that includes over sixty people, several customer contracts, ten patents and forty-five technology licenses. In addition, Intel will contribute $150 million in cash to the new company. In exchange for these contributions, Intel will receive 49% of the new company's voting stock and 60% of the new company's equity on a fully-diluted basis. Excalibur shareholders and present option holders will receive 51% of the new company's voting stock and 40% of the new company's equity on a fully-diluted basis in exchange for their Excalibur stock. Excalibur shareholders will receive one share of stock in the new company for each share they hold of Excalibur. The transaction is subject to regulatory review, approval of the stockholders of the Company and other customary closing conditions. Details of this agreement and additional information are contained in the Company's Form 8-K filed with the Securities and Exchange Commission ("SEC") on May 3, 2000 and other related filings with the SEC subsequently made by the Company.


Results of Operations

Revenues

Total revenues increased 21% in the first quarter of the current year over the first quarter last year. Software revenues (licenses and services revenues) from Excalibur RetrievalWare increased 24% in the first quarter of the current year to $7.0 million from $5.6 million in the first quarter of the prior year. RetrievalWare revenues represented 93% of software revenues in the first quarter of the current year compared to 86% in the first quarter last year. Software revenues from the Screening Room product decreased 44% to $0.5 million in the current quarter from $0.9 million in the first quarter of last year. Revenues from Screening Room represented 7% of software revenues compared to 14% in the first quarter last year. Total software revenues increased 15% in the first quarter this year to $7.5 million from $6.5 million in the first quarter last year.

The charts below summarize the components of revenues and expenses, including the amounts expressed as a percentage of total revenues, for the three month periods ended April 30, 2000 and 1999, and the percentage change in the amounts between fiscal periods (dollars in thousands).


                                                                      Increase/
                               Components of Revenue and Expenses     (Decrease)

                                    Three Months Ended April 30,
                                     2000                 1999
                                $    % of total       $   % of total        %
                                      revenues             revenues
                              ----------------      ----------------      -----
Revenues:

  RetrievalWare               $  7,011    75 %      $  5,642    73 %       24 %
  Screening Room                   500     5             885    11        (44)
                              ----------------      ----------------      -----
     Total Software              7,511    80           6,527    84         15

Maintenance                      1,873    20           1,232    16         52
                              ----------------      ----------------      -----
     Total revenues           $  9,384   100 %      $  7,759   100 %       21 %
                              ----------------      ----------------      -----

Expenses:

  Costs of sales              $  1,559    17 %      $  1,567    20 %       (1)%
  Sales and marketing            5,569    59           3,894    50         43
  Research and product
    development                  2,688    29           2,489    32          8
  General and
    administrative               1,331    14           1,278    16          4
                              ----------------      ----------------      -----
     Total expenses           $ 11,147   119 %      $  9,228   119 %       21 %
                              ----------------      ----------------      -----

The Company primarily sells to three markets: corporations and large organizations with intranets, on-line content providers and Internet e-businesses, and the OEM market. The revenue increase over the first quarter of last year was driven by sales to Internet e-businesses and on-line content providers. The Company recognized $1.8 million in the first quarter from a development and licensing agreement with Found.com to utilize Excalibur RetrievalWare WebExpress for advanced search and retrieval on its e-commerce network. In the current quarter, revenues derived from this customer accounted for approximately 19% of the Company's total revenues. The contract was executed in October 1999 and most of the revenue recognized to date is comprised of license fees. There are now approximately 80 customers using Excalibur products to power online information services and e-commerce applications. This quarter, 44% of license revenues were generated from sales to the online services market compared to 20% in the first quarter last year. Sales to the intranet or knowledge management market were 28% of license revenues in the first quarter compared to 50% last year. OEM sales comprised 28% of first quarter license revenues compared to 30% in the comparable quarter last year.

Software maintenance and customer support revenues increased 52% in the first quarter this year to $1.9 million from $1.2 million in the first quarter last year. The increase was attributable primarily to a non-recurring revenue amount of approximately $0.4 million from one of the Company's maintenance contracts as well as to increases in RetrievalWare license revenues.


Operating Expenses

Costs of sales decreased 1% to $1.6 million in the first quarter of the current year. Costs of sales expressed as a percentage of total sales were 17% in the current quarter compared to 20% in the first quarter last year. In absolute dollars, costs of sales in the first quarter were about equal to last year; the decrease in costs of sales as a percentage of total revenues compared to last year was due to increased total revenues in the first quarter of this year compared to last.

Sales and marketing expenses increased 43% in the quarter ended April 30, 2000 to $5.6 million from $3.9 million in the first quarter last year, representing 59% and 50% of total revenues, respectively. The increase in expenses was due to growth in sales and marketing personnel and higher sales commissions, in line with higher revenues this year. The Company also experienced a growth in marketing program expenses in the first quarter as it embarked on a corporate advertising and branding campaign.

Total research and product development costs increased 8% to $2.7 million in the first quarter of the current year compared with $2.5 million in the first quarter last year. The growth in expenses was due to increased investment in both the text and video product lines as the Company continued to make enhancements to its RetrievalWare and video products. In the first quarter, the Company announced support for the Arabic, Chinese, Dutch, Italian, Japanese and Korean languages, making RetrievalWare one of the most comprehensive international search products available. The Company also announced the release of Screening Room Version 2.2. The Screening Room upgrade release provides enhancements for video ingestion and capture, added scalability capabilities, new user interfaces and published APIs for user customization.

General and administrative expenses increased $53,000, or 4% in the first quarter to $1.3 million, representing 14% of total revenues in the first quarter compared to 16% of total revenues in the first quarter of last year. The increase in absolute dollars was attributable to higher personnel related expenses, including salaries and travel.

Net interest income increased by $37,000, or 63%, to $0.1 million in the first quarter of the current year due to a higher level of invested funds.

Liquidity and Capital Resources

In the three months ended April 30, 2000, the Company's combined balance of cash, cash equivalents and short-term investments decreased to $10.6 million from $10.9 million at January 31, 2000 as summarized below (in thousands). At April 30, 2000, investments consisted of a certificate of deposit pledged to collateralize a letter of credit.


                    April 30,        January 31,
                       2000             2000            Change
                    ---------        ---------        ---------
Cash and cash
   equivalents      $  10,625        $  10,884        $    (259)
Short-term
   investments            178              178                -
                    ---------        ---------        ---------
  Total             $  10,803        $  11,062        $    (259)
                    =========        =========        =========


During the three months ended April 30, 2000, cash of $0.9 million used to fund operating activities was less than the net loss of $1.7 million primarily due to a decrease in accounts receivable, prepaid expenses, and other assets of $1.1 million. A decrease in accounts payable and accrued expenses used $0.7 million. Non-cash charges totaling $0.4 million included depreciation and amortization of $0.3 million.

In the first quarter of the current year, the Company's investing activities used $0.6 million due to the purchases of equipment and leasehold improvements.

Cash provided by financing activities was $1.1 million for the three months ended April 30, 2000. Cash of approximately $1.1 million was provided from the exercise of employee stock options and $0.1 million was provided from the issuance of stock under the employee stock purchase plan.

The Company has available a $3,000,000 line of credit under an agreement with a bank which expires on September 20, 2000. Up to $250,000 of borrowings may be in the form of letters of credit. The line of credit is collateralized by substantially all corporate assets. Borrowings under the line of credit bear interest at the lender's prime rate (9.0% at April 30, 2000) plus up to 1%. The agreement requires the Company to comply with certain financial covenants that are computed on a monthly basis and prohibits additional borrowings without the bank's approval. As of April 30, 2000, no borrowings were outstanding under the line of credit.

The Company's balances of cash and cash equivalents at April 30, 2000 and its funds generated from operations, if any, are expected to provide sufficient cash to meet the Company's current projected needs for the foreseeable future. Historically, the Company has used cash provided primarily from sales of its common stock to fund its operations. If the Company fails to achieve its operating plan for fiscal year 2001, the Company's balance of cash and cash equivalents may be reduced substantially. The Company may be required to pursue additional external sources of financing to support its operations and capital requirements. There can be no assurance that external sources of financing will be available to fund the Company's ongoing operations or other capital requirements on terms acceptable to the Company.


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

As of January 31, 2000, the Company had net operating loss carryforwards ("NOLs") of approximately $64.7 million. The deferred tax assets representing the benefits of the NOLs have been offset completely by a valuation allowance due to the Company's lack of an earnings history. The Company incurred a net loss of $1.7 million for the three months ended April 30, 2000. The accumulated deficit of the Company at April 30, 2000 was $57.8 million. The realization of the benefits of the NOLs is dependent on sufficient taxable income in future fiscal years. Lack of future earnings, or a change in the ownership of the Company, could adversely affect the Company's ability to utilize the NOLs. Despite the NOL carryforwards, the Company may have income tax liability in future years due to the application of the alternative minimum tax rules of the Internal Revenue Code.

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

In December 1999, the SEC released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." This bulletin, as amended by Staff
Accounting Bulletin No. 101A, establishes more clearly defined revenue recognition criteria than previously existing accounting pronouncements and is effective for the Company for the quarter ending July 31, 2000. The Company is evaluating the full impact of this bulletin to determine the impact on its financial position, results of operations and cash flows but does not anticipate that it will have a material effect.

Market Risk

The Company's market risk is principally confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures. International revenues from ETIL, the Company's foreign sales subsidiary located in the United Kingdom, were approximately 21% of total revenues in the first quarter of the current year. International sales are made mostly from the Company's foreign subsidiary and are typically denominated in British pounds. The Company's exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which royalties on ETIL sales are charged to ETIL and recorded as intercompany receivables on the books of the U.S. parent company. The Company is also exposed to foreign exchange rate fluctuations as the financial results of ETIL are translated into U.S. dollars in consolidation. As exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.

                           PART II-- OTHER INFORMATION

Item 1.           Legal Proceedings                                       None.
------


Item 2.           Changes in Securities                                   None.
------


Item 3.           Defaults upon Senior Securities                         None.
------


Item 4.           Submission of Matters to Vote of Security Holders       None.
------


Item 5.           Other Information                                       None.
------


Item 6.           Exhibits and Reports on Form 8-K                        None.
------

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    EXCALIBUR TECHNOLOGIES CORPORATION
                                    ----------------------------------


June 13, 2000                       By: /s/ Patrick C. Condo
                                        --------------------
                                    Patrick C. Condo
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


June 13, 2000                       By: /s/ James H. Buchanan
                                        ---------------------
                                    James H. Buchanan
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)