Form 10-Q
period 2000-07-31
EXCALIBUR TECHNOLOGIES CORP
filed 2000-09-14
CIK 316222

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2000

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes |X| No __

As of September 8, 2000, 15,115,224 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                       EXCALIBUR TECHNOLOGIES CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JULY 31, 2000

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION


Item 1.       Financial Statements:                                                        Page

              Consolidated Balance Sheets
              July 31, 2000 (unaudited) and January 31, 2000................................3

              Consolidated Statements of Operations and Comprehensive Loss (unaudited)
              Three and six months ended July 31, 2000 and 1999.............................4

              Consolidated Statements of Cash Flows (unaudited)
              Six months ended July 31, 2000 and 1999.......................................5

              Notes to Consolidated Financial Statements....................................6


Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations....................................................10



                           PART II. OTHER INFORMATION

Items 1. - 6. .............................................................................17

Signatures    .............................................................................18


                       EXCALIBUR TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)


                           ASSETS                                     July 31, 2000       January 31, 2000
                                                                      (Unaudited)

Current Assets:
     Cash and cash equivalents........................................$     11,695         $     10,884
     Short term investments...........................................         142                  178
     Accounts receivable, net of allowance for doubtful
          accounts of $1,041 and $830, respectively...................      14,828               14,254
     Prepaid expenses and other ......................................       2,808                2,354
                                                                      --------------       --------------
           Total current assets.......................................      29,473               27,670

Equipment and leasehold improvements, net of accumulated
   depreciation of $8,178 and $7,594, respectively....................       2,072                1,766
Other assets..........................................................         999                1,251
                                                                      --------------       --------------
         Total assets.................................................$     32,544         $     30,687
                                                                      ==============       ==============

            LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable.................................................       2,467                1,982
     Accrued expenses.................................................       1,409                2,474
     Deferred revenues................................................       4,179                3,926
                                                                      --------------       --------------
           Total current liabilities..................................       8,055                8,382

Shareholders' Equity:
     5%  Cumulative convertible preferred stock, $0.01 par value, preference in liquidation $10 per share plus dividends, 1,000 shares
         authorized; 27 shares issued and outstanding.................         271                  271
     Common stock, $0.01 par value, 40,000 shares authorized; 15,078
         and 14,646 shares issued and outstanding.....................         151                  146
     Additional paid-in capital.......................................      81,928               78,024
     Accumulated deficit .............................................     (57,808)             (56,138)
     Accumulated other comprehensive income (loss)....................         (53)                   2
                                                                      --------------       --------------
         Total shareholders' equity...................................      24,489               22,305
                                                                      --------------       --------------
         Total liabilities and shareholders' equity                   $     32,544         $     30,687
                                                                      ==============       ==============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       EXCALIBUR TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                                   (unaudited)
                      (in thousands, except per share data)


                                                             Three Months Ended                   Six Months Ended
                                                                  July 31,                             July 31,
                                                          2000             1999                2000             1999
                                                      --------------   --------------      --------------   --------------

Revenues:
    Software.......................................   $      9,993     $      7,883        $    17,505      $    14,411
    Maintenance....................................          1,380            1,187              3,253            2,419
                                                      --------------   --------------      --------------   --------------
                                                            11,373            9,070             20,758           16,830
                                                      --------------   --------------      --------------   --------------

Expenses:
    Cost of software revenues......................          1,692            1,258              2,834            2,281
    Cost of maintenance revenues...................            317              533                734            1,077
    Sales and marketing............................          5,439            3,749             11,008            7,643
    Research and product development...............          2,843            2,372              5,532            4,862
    General and administrative.....................          1,217            1,434              2,547            2,712
                                                      --------------   --------------      --------------   --------------
                                                            11,508            9,346             22,655           18,575
                                                      --------------   --------------      --------------   --------------

Operating loss.....................................

Other income (expenses):
     Interest income, net..........................            133               66                228              124
     Write-off of investment in affiliate..........             --               --                 --             (471)
                                                      --------------   --------------      --------------   --------------
Net loss...........................................             (2)            (210)                             (2,092)
Dividends on preferred stock.......................              3                3                  7                7
                                                      --------------   --------------      --------------   --------------
Net loss applicable to common shareholders.........   $         (5)    $       (213)       $                $    (2,099)
                                                      ==============   ==============      ==============   ==============

Basic and diluted net loss per common share........   $      (0.00)    $      (0.01)       $     (0.11)     $     (0.15)
Weighted-average number of common shares
outstanding........................................         14,915           14,347             14,815           14,141
Other comprehensive income (loss):
Net loss...........................................             (2)            (210)            (1,669)          (2,092)
     Foreign currency translation adjustment.......            (29)               8                (55)              71
                                                      --------------   --------------      --------------   --------------
Comprehensive loss.................................   $        (31)    $       (202)       $    (1,724)     $    (2,021)
                                                      ==============   ==============      ==============   ==============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       EXCALIBUR TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)


                                                                               For the Six Months Ended July 31,
                                                                                   2000                 1999
                                                                             ----------------   ----------------

Cash Flows from Operating Activities:
     Net loss................................................................ $      (1,669)     $      (2,092)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
           Depreciation and amortization.....................................           697                789
           Bad debt expense..................................................           200                190
           Write-off of investment in affiliate..............................             -                471
     Changes in operating assets and liabilities:
           Accounts receivable...............................................        (1,206)            (2,877)
           Prepaid expenses and other assets.................................          (288)               143
           Accounts payable and accrued expenses.............................          (499)              (219)
           Deferred revenues.................................................           351                242
                                                                             ----------------   ----------------
     Net cash used in operating activities...................................        (2,414)            (3,353)
                                                                             ----------------   ----------------

Cash Flows from Investing Activities:
     Purchases of equipment and leasehold improvements.......................          (955)              (525)
     Purchase of investments.................................................            36               (178)
                                                                             ----------------   ----------------
     Net cash used in investing activities...................................          (919)              (703)
                                                                             ----------------   ----------------
Cash Flows from Financing Activities:
     Gross proceeds from the issuance of common stock........................           165              5,094
     Proceeds from the exercise of stock options.............................         3,736              1,079
     Issuance costs in connection with private placement.....................             -               (341)
                                                                             ----------------   ----------------
     Net cash provided by financing activities...............................         3,901              5,832
                                                                             ----------------   ----------------
Effect of Exchange Rate Changes on Cash......................................           243                 76
                                                                             ----------------   ----------------
Net Increase in Cash and Cash Equivalents....................................           811              1,852

Cash and Cash Equivalents, beginning of period...............................        10,884              5,851
                                                                             ----------------   ----------------
Cash and Cash Equivalents, end of period..................................... $       11,695     $       7,703
                                                                             ================   ================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       EXCALIBUR TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  July 31, 2000

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

The Company incurred a net loss of $1.7 million in the six month period ended July 31, 2000 and has incurred cumulative losses of approximately $12.5 million over the last three fiscal years. The accumulated deficit at July 31, 2000 was $57.8 million. The Company's operations are subject to certain risks and uncertainties including, among others: the dependence upon the timing of the closing on sales of large software licenses; actual and potential competition by entities with greater financial resources, experience and market presence than the Company; rapid technological changes; the success of the Company's product marketing and product distribution strategies; the risks associated with acquisitions and international expansion; the need to manage growth; the need to retain key personnel and protect intellectual property; and the availability of additional capital financing on terms acceptable to the Company.


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

These consolidated financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2000. In the opinion of management, the consolidated financial statements for the fiscal periods presented herein include all adjustments that are normal and recurring which are necessary for a fair statement of the results for the interim periods. The results of operations for the six month period ended July 31, 2000 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2001.

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

Cash, Cash Equivalents and Short Term Investments

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of funds deposited in money market accounts. Consequently, the carrying amount of cash and cash equivalents approximates fair value. The balance of short term investments at July 31, 2000 consisted of a certificate of deposit pledged to collateralize a letter of credit required for a leased facility.

Net Loss Per Common Share

Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per common share includes the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options to purchase 2,716,367 shares of common stock and cumulative convertible preferred stock that were outstanding at July 31, 2000 were not included in the computation of diluted loss per share as their effect would be anti-dilutive. As a result, the basic and diluted loss per common share amounts are identical.

Income Taxes

Deferred taxes are provided utilizing the liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has provided a full valuation allowance against its net deferred tax asset as of July 31, 2000 and January 31, 2000, respectively.


(3)      CAPITALIZATION

During the six months ended July 31, 2000, the Company issued 429,000 shares of common stock upon the exercise of options resulting in total cash proceeds of $3,736,000 and the utilization of $7,000 of deferred compensation. Additionally the Company issued 7,000 shares of common stock to participants of the employee stock purchase plan resulting in cash proceeds of $165,000.

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

The following chart represents revenues and expenses (in thousands of dollars) attributable to the Applications Group and Media Services Group for the three and six month periods ended July 31, 2000 and 1999. Expenses for each segment consist of direct and allocated expenses.


-----------------------------------------------------------------------------------------------------------
                                Applications Group        Media Services Group              Total
----------------------------------------------------------------------------------------------------------
                                Three months ended         Three months ended         Three months ended
                                     July 31,                   July 31,                   July 31,
                                2000         1999          2000        1999           2000         1999
                           -------------------------  -------------------------  -------------------------
Total Revenues              $   9,729    $   6,865     $   1,644   $   2,205      $  11,373    $   9,070
Operating Expenses              8,392        6,832         3,116       2,514         11,508        9,346
                           -------------------------  -------------------------  -------------------------
Operating Income (Loss)     $   1,337    $      33     $  (1,472)  $    (309)     $    (135)   $    (276)
                           -------------------------  -------------------------  -------------------------

-----------------------------------------------------------------------------------------------------------



-----------------------------------------------------------------------------------------------------------
                                Applications Group        Media Services Group              Total
----------------------------------------------------------------------------------------------------------
                                 Six months ended           Six months ended           Six months ended
                                     July 31,                   July 31,                   July 31,
                                2000         1999          2000        1999           2000         1999
                           -------------------------  -------------------------  -------------------------
Total Revenues              $  18,391    $  13,715     $   2,367   $   3,115      $  20,758    $  16,830
Operating Expenses             16,552       13,860         6,103       4,715         22,655       18,575
                           -------------------------  -------------------------  -------------------------
Operating Income (Loss)     $   1,839    $    (145)    $  (3,736)  $   (1,600)    $  (1,897)   $  (1,745)
                           -------------------------  -------------------------  -------------------------

-----------------------------------------------------------------------------------------------------------

Major Customers

In the current quarter, revenues derived from sales to agencies of the U.S. Government were approximately $1.3 million, or 11.2% of total revenues. No single customer accounted for 10% or more of the Company's revenues for the quarter ended July 31, 2000.

(5)      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, as amended by SFAS No. 137 and SFAS No. 138, establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The
Company believes the adoption of SFAS Nos. 133, 137 and 138, which will be effective for the quarter ending April 30, 2001, will not have a material effect on the financial statements.

In December 1999, the SEC released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." This bulletin, as amended by Staff
Accounting Bulletin No. 101B, establishes more clearly defined revenue recognition criteria than previously existing accounting pronouncements and is effective for the Company for the quarter ending January 31, 2001. The Company is evaluating the full impact of this bulletin to determine the impact on its financial position, results of operations and cash flows but does not anticipate that it will have a material effect.

In March 2000, FASB issued Interpretation (FIN) No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- An Interpretation of APB Opinion
No. 25." This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation was effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on financial position or results of operations.


(6)      LINE OF CREDIT

The Company has available a $3,000,000 line of credit under an agreement with a bank which expires on September 20, 2000. Up to $250,000 of borrowings may be in the form of letters of credit. The line of credit is collateralized by substantially all corporate assets. Borrowings under the line of credit bear interest at the lender's prime rate (9.5% at July 31, 2000) plus up to 1%. The agreement requires the Company to comply with certain financial covenants that are computed on a monthly basis and prohibits additional borrowings without the bank's approval. The Company was in compliance with all covenants at July 31, 2000. As of July 31, 2000, no borrowings were outstanding under the line of credit.

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

The following chart represents revenues and expenses (in thousands of dollars) attributable to the Applications Group and Media Services Group for the three and six month periods ended July 31, 2000 and 1999. Expenses for each segment consist of direct and allocated expenses.


------------------------------------------------------------------------------------------------------------------------
                             Applications Group    Media Services Group      Applications Group    Media Services Group
                             ------------------    --------------------      ------------------    --------------------
                             Three months ended     Three months ended        Six months ended       Six months ended
                                  July 31,               July 31,                 July 31,               July 31,
                               2000      1999         2000      1999          2000       1999        2000       1999
                            ---------------------  ---------------------    ---------------------  ---------------------

Total Revenues              $   9,729  $   6,865   $   1,644  $   2,205     $  18,391  $  13,715    $   2,367  $   3,115
Operating Expenses              8,392      6,832       3,116      2,514        16,552     13,860        6,103      4,715
                            ---------------------  ---------------------    ---------------------  ---------------------
Operating Income (Loss)     $   1,337  $      33   $  (1,472) $    (309)    $   1,839  $    (145)   $  (3,736) $  (1,600)
                            ---------------------  ---------------------    ---------------------  ---------------------

------------------------------------------------------------------------------------------------------------------------


On May 1, 2000, the Company and Intel Corporation jointly announced an agreement to form a new company, to be named Convera Corporation, that will enable owners of branded high-value content to produce and securely sell their audio and video content over the Internet. The Company will combine its entire business operations with Intel's Interactive Media Services division, which is composed of three operating units, intellectual property assets and other assets used by that division. In addition, Intel will contribute approximately $155 million in cash to the new company, $150 million of which will be paid at closing and the balance of which will be payable in 2001 to fund retention bonuses to former Intel employees. The assets to be contributed by Intel's Interactive Media Services Division include a broad set of technical capabilities, 14 patents and patent applications in the area of content security, source code components, non-exclusive licenses to additional source code components and other Intel patents and patent applications, Intel's rights under certain customer contracts and technical employee resources in key areas, primarily in software and engineering. In exchange for these contributions, Intel will receive 49% of the new company's voting stock and 60% of the new company's equity on a fully-diluted basis. Excalibur shareholders and present option holders will receive 51% of the new company's voting stock and 40% of the new company's equity on a fully-diluted basis in exchange for their Excalibur stock. Excalibur shareholders will receive one share of stock in the new company for each share they hold of Excalibur. The transaction is subject to regulatory review, approval of the stockholders of the Company and other customary closing conditions. Details of this agreement and additional information are contained in the Company's Form 8-K filed with the Securities and Exchange Commission ("SEC") on May 3, 2000, the Company's preliminary proxy statement filed with the SEC on August 14, 2000 and other related filings with the SEC made by the Company subsequent to the May 1 announcement. The transaction is expected to close in the fall of 2000.

As disclosed in Item 5 of this form 10-Q, on September 13, 2000, the Company announced that Intel and the National Basketball Association ("NBA") entered into an agreement to be assigned to Convera Corporation whereby Intel and the NBA will develop and distribute interactive NBA content, ultimately including enhanced broadband programming and interactive game broadcasts. As part of the NBA agreement, the NBA will receive a 10% equity stake in Convera Corporation after giving effect to the Company's combination with Intel's Interactive Media Services division. The transaction with the NBA is subject to certain conditions, including approval by the NBA Board of Governors.


Results of Operations

Revenues

Total revenues increased 25% in the second quarter of the current year over the second quarter last year. Software revenues (licenses and services revenues) from Excalibur RetrievalWare increased 47% in the second quarter of the current year to $8.4 million from $5.7 million in the second quarter of the prior year. RetrievalWare revenues represented 84% of software revenues in the second quarter of the current year compared to 72% in the second quarter last year. Software revenues from the Screening Room product decreased 26% to $1.6 million in the current quarter from $2.2 million in the second quarter of last year. Revenues from Screening Room represented 16% of software revenues compared to 28% in the second quarter last year. Due to the Company's transition from the EFS product line to RetrievalWare, no EFS revenue was recognized in the current year compared to $21 thousand in the second quarter last year.

Total software revenues increased 27% in the second quarter this year to $10.0 million from $7.9 million in the second quarter last year. North America software revenues decreased 7% in the second quarter to $5.9 million from $6.4 million in the second quarter last year. International software revenues increased 171% to $4.0 million in the current quarter from $1.5 million in the second quarter of the prior year.

For the six months ended July 31, 2000, total revenues were $20.8 million, an increase of 23% over total revenues of $16.8 million reported for the corresponding period last year. Software revenues from RetrievalWare for the first half of the current fiscal year increased 36% to $15.4 million from $11.3 million for the first half of last fiscal year. Software revenues from Screening Room for the six month period ended July 31, 2000 decreased 31% to $2.1 million from $3.1 million in the same period last year.

Total software revenues for the six months ended July 31, 2000 were $17.5 million, an increase of 21% over total software revenues of $14.4 million reported for the corresponding period last year. Software revenues from North America for the first six months of the current year increased 7% to $11.7 million from $11.0 million in the comparable period last year. International software revenues increased 68% to $5.8 million in the six month period ended July 31, 2000 from $3.4 million for the first half of last year.

The charts below summarize the components of revenues and expenses, including the amounts expressed as a percentage of total revenues, for the three and six month periods ended July 31, 2000 and 1999, and the percentage change in the amounts between fiscal periods (dollars in thousands).


--------------------------------------------------------------------------------------------------------------
                                                  Components of Revenue and Expenses              Increase/
                                                                                                  (Decrease)
                                                     Three Months Ended July 31,
                                                   2000                        1999
                                              $       % of total          $       % of total            %
                                                       revenues                    revenues
                                          ------------------------    ------------------------    -----------
Revenues:

  RetrievalWare                           $ 8,375        74 %         $ 5,685        63 %            47  %
  Screening Room                            1,618        14             2,177        24             (26)
  EFS                                           -         -                21         0            (100)
                                          ------------------------    ------------------------    -----------
Total Software                              9,993        88             7,883        87              27
Maintenance                                 1,380        12             1,187        13              16
                                          ------------------------    ------------------------    -----------
     Total revenues                       $11,373       100 %         $ 9,070       100 %            25  %

                                          ------------------------    ------------------------    -----------

Expenses:

  Costs of sales                          $ 2,009        18 %         $ 1,791        20 %            12  %
  Sales and marketing                       5,439        48             3,749        41              45
  Research and product development          2,843        25             2,372        26              20
  General and administrative                1,217        11             1,434        16             (15)
                                          ------------------------    ------------------------    -----------
     Total expenses                       $11,508       101 %         $ 9,346       103 %            23  %
                                          ------------------------    ------------------------    -----------

--------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------
                                                  Components of Revenue and Expenses              Increase/
                                                                                                  (Decrease)
                                                       Six Months Ended July 31,
                                                   2000                        1999
                                              $       % of total          $       % of total            %
                                                       revenues                    revenues
                                          ------------------------    ------------------------    -----------
Revenues:

  RetrievalWare                           $15,387        74 %         $11,329        68 %            36  %
  Screening Room                            2,118        10             3,061        18             (31)
  EFS                                           -         -                21         0            (100)
                                          ------------------------    ------------------------    -----------
Total Software                             17,505        84            14,411        86              21
Maintenance                                 3,253        16             2,419        14              34
                                          ------------------------    ------------------------    -----------
     Total revenues                       $20,758       100 %         $16,830       100 %            23  %
                                          ------------------------    ------------------------    -----------

Expenses:

  Costs of sales                          $ 3,568        17 %         $ 3,358        20 %             6  %
  Sales and marketing                      11,008        53             7,643        45              44
  Research and product development          5,532        27             4,862        29              14
  General and administrative                2,547        12             2,712        16              (6)
                                          ------------------------    ------------------------    -----------
     Total expenses                       $22,655       109 %         $18,575       110 %            22  %
                                          ------------------------    ------------------------    -----------

--------------------------------------------------------------------------------------------------------------

The Company primarily sells to three markets: corporations and large organizations with intranets, on-line content providers and Internet e-businesses, and the OEM market. The revenue increase over the second quarter of last year was driven by an increase in sales to the intranet or knowledge management market. Noteworthy licensing arrangements that were signed during the second quarter of the current year include Deutsche Post, Bell Atlantic, USDA, and Nikoyo (HK) Limited. Sales to the intranet or knowledge management market were 50% of license revenues in the second quarter compared to 31% in the second quarter last year. For the six months ended July 31, 2000, intranet sales were 40%, consistent with the same period last year.

For three months ended July 31, 2000, 23% of license revenues were generated from sales to the on-line content providers compared to 22% in the second quarter last year. For the six months ended July 31, 2000, sales to the online services market were 32% compared to 21% in the comparable period last year. Noteworthy licensing arrangements that were signed during the second quarter of the current year in the online services market included webADTV, Chicago Tribune, Wiznet and InterGraph. There are now approximately 90 customers using Excalibur products to power online information services and e-commerce applications.

OEM revenues comprised 27% of second quarter license revenues compared to 46% in the comparable quarter last year. For the six months ended July 31, 2000, OEM sales were 27% of license revenues compared to 39% for the six months ended July 31, 1999. The decrease is mainly due to the completion of the StorageTek joint development agreement in the second quarter last year.

Software maintenance and customer support revenues increased 16% in the second quarter of the current year to $1.4 million from $1.2 million in the second quarter last year. For the six months ended July 31, 2000, software maintenance and customer support revenues increased 34% to $3.3 million from $2.4 million in the same period last year. The increase was attributable primarily to an increase in the number of RetrievalWare customers.

Operating Expenses

Costs of sales increased 12% to $2.0 million in the second quarter of the current year from $1.8 million in the second quarter last year. Costs of sales expressed as a percentage of total revenues were 18% in the current quarter compared to 20% in the second quarter last year For the six months of the current year, costs of sales increased 6% to $3.6 million from $3.4 million in the first six months of last year, representing 17% and 20% of total revenues, respectively. The increase in costs of sales is attributable to growth in the costs of software revenues, primarily royalty expense, in line with increased sales volume this year. Costs of maintenance decreased for the quarter and six months ended July 31, 2000 due to changes implemented in the fourth quarter of fiscal 2000 that streamlined the customer support organization, thus reducing overall costs of maintenance.

Sales and marketing expenses increased 45% in the quarter ended July 31, 2000 to $5.4 million from $3.7 million in the second quarter last year, representing 48% and 41% of total revenues, respectively. For the first half of the current year, sales and marketing expenses increased 44% to $11.0 million from $7.6 million for the corresponding period last year, representing 53% and 45% of total revenues, respectively. The increase in expenses was due to the opening of the Company's sales office in Germany, overall growth in sales and marketing personnel, and higher sales commissions, in line with higher revenues this year. The Company also experienced a growth in marketing program expenses this year due to a corporate advertising and branding campaign.

Total research and product development costs increased 20% to $2.8 million in the second quarter of the current year compared to $2.4 million in the second quarter last year. Research and product development costs expressed as a percentage of total revenues were 25% in the current quarter compared to 26% in the second quarter last year. For the six months ended July 31, 2000, total research and development costs increased 14% to $5.5 million from $4.9 million for the first half of last year, representing 27% and 29% of total revenues, respectively. The increase in absolute dollars is largely due to increased investment in both the text and video product lines as the Company continued to make enhancements to its RetrievalWare and Screening Room products. In the first quarter of this year, the Company announced support for the Arabic, Chinese, Dutch, Italian, Japanese and Korean languages, making RetrievalWare one of the most comprehensive international search products available. The Company also announced the release of Screening Room Version 2.2. The Screening Room upgrade release provides enhancements for video ingestion and capture, added scalability capabilities, new user interfaces and published APIs for user customization.

General and administrative expenses decreased 15% in the second quarter to $1.2 million, representing 11% of total revenues in the second quarter compared to $1.4 million, or 16% of total revenues, in the second quarter of last year. For the first half of the current year, general and administrative expenses decreased 6% to $2.5 million from $2.7 million for the corresponding period last year, representing 12% and 16% of total revenues, respectively. The decrease is attributable to reduced travel and management information system expenses.

Net interest income increased to $133,000 and $228,000, respectively, in the three and six month periods ended July 31, 2000 from $66,000 and $124,000, respectively, in the comparable periods last year due to a higher level of invested funds.


Liquidity and Capital Resources

In the six months ended July 31, 2000, the Company's combined balance of cash, cash equivalents and short-term investments increased to $11.8 million from $11.1 million at January 31, 2000 as summarized below (in thousands). At July 31, 2000, investments consisted of a certificate of deposit pledged to collateralize a letter of credit.





                             July 31,          January 31,
                               2000               2000              Change
                         ---------------    ---------------    ---------------
     Cash and cash
        Equivalents       $    11,695        $     10,884       $        811
     Short-term
        investments               142                 178                (36)
                         ---------------    ---------------    ---------------
     Total                $    11,837        $     11,062       $        775
                         ===============    ===============    ===============


During the six months ended July 31, 2000, cash of $2.4 million used to fund operating activities was more than the net loss of $1.7 million primarily due to an increase in accounts receivable, prepaid expenses, and other assets of $1.5 million. Non-cash charges totaling $0.9 million included depreciation and amortization of $0.7 million.

The Company's investing activities used $0.9 million in the first six months of the current year due to the purchase of equipment and leasehold improvements.

Cash provided by financing activities was $3.9 million for the six months ended July 31, 2000. Cash of approximately $3.7 million was provided from the exercise of employee stock options and $0.2 million was provided from the issuance of stock under the employee stock purchase plan

The Company has available a $3,000,000 line of credit under an agreement with a bank which expires on September 20, 2000. Up to $250,000 of borrowings may be in the form of letters of credit. The line of credit is collateralized by substantially all corporate assets. Borrowings under the line of credit bear interest at the lender's prime rate (9.5% at July 31, 2000) plus up to 1%. The agreement requires the Company to comply with certain financial covenants that are computed on a monthly basis and prohibits additional borrowings without the bank's approval. As of July 31, 2000, no borrowings were outstanding under the line of credit.

The Company's balances of cash and cash equivalents at July 31, 2000 and its funds generated from operations, if any, are expected to provide sufficient cash to meet the Company's current projected needs for the foreseeable future. Historically, the Company has used cash provided primarily from sales of its common stock to fund its operations. If the Company fails to achieve its operating plan for fiscal year 2001, the Company's balance of cash and cash equivalents may be reduced substantially. The Company may be required to pursue additional external sources of financing to support its operations and capital requirements. There can be no assurance that external sources of financing will be available to fund the Company's ongoing operations or other capital requirements on terms acceptable to the Company.

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

As of January 31, 2000, the Company had net operating loss carryforwards ("NOLs") of approximately $64.7 million. The deferred tax assets representing the tax benefits of the NOLs have been offset completely by a valuation allowance due to the Company's lack of an earnings history. The Company incurred a net loss of $1.7 million for the six months ended July 31, 2000. The accumulated deficit of the Company at July 31, 2000 was $57.8 million. The realization of the benefits of the NOLs is dependent on sufficient taxable income in future fiscal years. Lack of future earnings, or a change in the ownership of the Company, could adversely affect the Company's ability to utilize the NOLs. Despite the NOL carryforwards, the Company may have income tax liability in future years due to the application of the alternative minimum tax rules of the Internal Revenue Code.

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

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, as amended by SFAS No. 137 and SFAS No. 138, establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The
Company believes the adoption of SFAS Nos. 133, 137 and 138, which will be effective for the quarter ending April 30, 2001, will not have a material effect on the financial statements.

In December 1999, the SEC released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." This bulletin, as amended by Staff
Accounting Bulletin No. 101B, establishes more clearly defined revenue recognition criteria than previously existing accounting pronouncements and is effective for the Company for the quarter ending January 31, 2001. The Company is evaluating the full impact of this bulletin to determine the impact on its financial position, results of operations and cash flows but does not anticipate that it will have a material effect.

In March 2000, FASB issued Interpretation (FIN) No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- An Interpretation of APB Opinion
No. 25." This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation was effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on financial position or results of operations.


Market Risk

The Company's market risk is principally confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures. International revenues from ETIL, the Company's foreign sales subsidiary located in the United Kingdom, were approximately 38% of total revenues in the second quarter of the current year. International sales are made mostly from the Company's foreign subsidiary and are typically denominated in British pounds. The Company's exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which royalties on ETIL sales are charged to ETIL and recorded as intercompany receivables on the books of the U.S. parent company. The Company is also exposed to foreign exchange rate fluctuations as the financial results of ETIL are translated into U.S. dollars in consolidation. As exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.

                           PART II-- OTHER INFORMATION

Item 1.           Legal Proceedings                                       None.
------


Item 2.           Changes in Securities                                   None.
------


Item 3.           Defaults upon Senior Securities                         None.
------


Item 4.           Submission of Matters to Vote of Security Holders       None.
------


Item 5.           Other Information                                       None.
------

On September 11, 2000, the Company and Intel Corporation announced that the name of the new company they will form to deliver interactive media services will be Convera Corporation.

On September 13, 2000, the Company announced that its video content management technologies, including Excalibur Screening Room(R), will become part of a solution delivered by Convera Corporation, the newly named company to be created by the Company and the Intel Interactive Media Services Division, to the National Basketball Association ("NBA") as part of an agreement announced by Intel Corporation and the NBA. Intel and the NBA announced that they have entered into an agreement whereby Intel and the NBA will develop and distribute interactive NBA content, ultimately including enhanced broadband programming and interactive game broadcasts. Intel intends to assign the agreement to Convera Corporation. As part of the NBA agreement, the NBA will receive a 10% equity stake in Convera. The transaction with the NBA is subject to certain conditions, including approval by the NBA Board of Governors.


Item 6.           Exhibits and Reports on Form 8-K
------

Two  reports on Form 8-K were filed  during  the second  quarter of fiscal  year
2001.

On May 3,  2000,  the  Company  filed a Form  8-K for  Item  5,  announcing  the
Agreement and Plan of Contribution and Merger with Intel Corporation , Exca Holdings, Inc., a wholly owned subsidiary of the Company ("Newco"), and Excalibur Transitory, Inc., a wholly owned subsidiary of Newco. The Form 8-K contained a brief description of the terms of the proposed merger and included as an exhibit the Agreement and Plan of Contribution and Merger.

On July 19, 2000, the Company filed a Form 8-K for Item 4, reporting a change in the Company's independent accounting firm.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    EXCALIBUR TECHNOLOGIES CORPORATION

September 13, 2000                  By: /s/ Patrick C. Condo
                                    --------------------------
                                    Patrick C. Condo
                                    President and Chief Executive Officer
                                   (Principal Executive Officer)


September 13, 2000                  By: /s/ James H. Buchanan
                                    --------------------------
                                    James H. Buchanan
                                    Chief Financial Officer
                                   (Principal Financial and Accounting Officer)