Form 10-Q/A
period 2000-07-31
EXCALIBUR TECHNOLOGIES CORP
filed 2000-11-15
CIK 316222

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

                                EXPLANATORY NOTE

The Company  filed a  preliminary  proxy  statement  (the  "Proxy")  pursuant to
Section 14(a) of the  Securities  Exchange Act of 1934 with the  Securities  and
Exchange Commission ("SEC") on August 14, 2000. The Proxy incorporated the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2000 by reference. In connection with the SEC's review of the Proxy, a comment was raised relative to certain information that was inadvertently omitted in the Company's Form 10-Q on the income statement. This amended 10-Q includes the information that had previously been omitted.

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

                       EXCALIBUR TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                                   (unaudited)
                      (in thousands, except per share data)


                                                             Three Months Ended                   Six Months Ended
                                                                  July 31,                             July 31,
                                                          2000             1999                2000             1999
                                                      --------------   --------------      --------------   --------------

Revenues:
    Software.......................................   $      9,993     $      7,883        $    17,505      $    14,411
    Maintenance....................................          1,380            1,187              3,253            2,419
                                                      --------------   --------------      --------------   --------------
                                                            11,373            9,070             20,758           16,830
                                                      --------------   --------------      --------------   --------------

Expenses:
    Cost of software revenues......................          1,692            1,258              2,834            2,281
    Cost of maintenance revenues...................            317              533                734            1,077
    Sales and marketing............................          5,439            3,749             11,008            7,643
    Research and product development...............          2,843            2,372              5,532            4,862
    General and administrative.....................          1,217            1,434              2,547            2,712
                                                      --------------   --------------      --------------   --------------
                                                            11,508            9,346             22,655           18,575
                                                      --------------   --------------      --------------   --------------

Operating loss.....................................           (135)            (276)            (1,897)          (1,745)

Other income (expenses):
     Interest income, net..........................            133               66                228              124
     Write-off of investment in affiliate..........             --               --                 --             (471)
                                                      --------------   --------------      --------------   --------------
Net loss...........................................             (2)            (210)            (1,669)          (2,092)
Dividends on preferred stock.......................              3                3                  7                7
                                                      --------------   --------------      --------------   --------------
Net loss applicable to common shareholders.........   $         (5)    $       (213)       $    (1,676)     $    (2,099)
                                                      ==============   ==============      ==============   ==============

Basic and diluted net loss per common share........   $      (0.00)    $      (0.01)       $     (0.11)     $     (0.15)
Weighted-average number of common shares
outstanding........................................         14,915           14,347             14,815           14,141
Other comprehensive income (loss):
Net loss...........................................             (2)            (210)            (1,669)          (2,092)
     Foreign currency translation adjustment.......            (29)               8                (55)              71
                                                      --------------   --------------      --------------   --------------
Comprehensive loss.................................   $        (31)    $       (202)       $    (1,724)     $    (2,021)
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



                                    EXCALIBUR TECHNOLOGIES CORPORATION

November 15, 2000                  By: /s/ Patrick C. Condo
                                    --------------------------
                                    Patrick C. Condo
                                    President and Chief Executive Officer
                                   (Principal Executive Officer)


November 15, 2000                  By: /s/ James H. Buchanan
                                    --------------------------
                                    James H. Buchanan
                                    Chief Financial Officer
                                   (Principal Financial and Accounting Officer)