Form 10-K/A
period 2000-01-31
EXCALIBUR TECHNOLOGIES CORP
filed 2000-11-16
CIK 316222

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K/A

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


                     The Index to Exhibits begins on Page 29

                                EXPLANATORY NOTE

The Company  filed a  preliminary  proxy  statement  (the  "Proxy")  pursuant to
Section 14(a) of the  Securities  Exchange Act of 1934 with the  Securities  and
Exchange Commission ("SEC") on August 14, 2000. The Proxy incorporated the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2000 by reference. In connection with the SEC's review of the Proxy, several comments were raised by the Staff relative to certain disclosures in the Company's Form 10-K. This amended 10-K reflects revisions to certain disclosures in Part I,
Item 1; Part II, Item 7; and Part IV, Item 14 (the Notes to Consolidated Financial Statements) to address the Staff's comments.

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

Strategic Alliances

From time to time, the Company enters into contractual arrangements with customers that provide for the Company's core products to be customized to meet the specific needs of those customers. In most instances, Excalibur personnel will align with the customers' personnel to facilitate the development of the solution to the customers' satisfaction using previously developed and proven Excalibur products. Generally such contractual agreements are accounted for under the percentage of completion method of accounting. Additionally, the Company enters into arrangements with certain vendors to enhance existing products or assist in the development of new products.

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

In the third quarter of fiscal year 2000, the Company announced a licensing, development and distribution agreement with NCR Corporation, a provider of data warehousing solutions for the retail, financial, communications, airlines and insurance markets. The agreement gives NCR rights to embed the Company's products in NCR Teradata warehouse solutions and to resell the full Excalibur product line through its worldwide services and solutions group. NCR will pay the Company royalties when they resell Excalibur products to end-users. No value was assigned to the reseller arrangement since NCR was not obligated to resell our products. Thus, all of the consideration received in connection with this contract was assigned to the integration services. Since the services were considered essential to the functionality of the license to be used by NCR, percentage of completion accounting was applied to the entire arrangement. In addition, NCR will pay the Company ongoing royalties for data warehouse products it develops that use Excalibur technology.

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

The licensing, development and distribution agreement with NCR gives NCR rights to use the Company's products in NCR Teradata warehouse solutions. NCR also has rights under the agreement to resell the full Excalibur product line. NCR will pay the Company royalties when they resell Excalibur products to end-users. No value was assigned to the reseller arrangement since NCR was not obligated to resell our products. Thus, all of the consideration received in connection with this contract was assigned to the integration services. Since the services were considered essential to the functionality of the license to be used by NCR, percentage of completion accounting was applied to the entire arrangement. For the year ended January 31, 2000, the Company recognized revenues of approximately $4.3 million from the NCR agreement.

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

Research and product development costs increased 14% to $9.5 million in fiscal year 2000 from $8.3 million in fiscal year 1999, representing 25% and 30% of revenues, respectively. The fiscal year 2000 increase was largely due to expenses associated with a development contract with StorageTek. The agreement with StorageTek was an OEM, licensing and distribution agreement that gave StorageTek the right to integrate Excalibur's software products with StorageTek equipment. Excalibur was responsible for the development of new features and interfaces to the standard Excalibur products covered under the OEM portion of the agreement. Since the services were considered essential to the functionality of the license, the OEM portion of this agreement was recognized on a percentage of completion basis. Excalibur completed its development obligations under the agreement in the quarter ended July 31, 1999. Expenses associated with this agreement were classified as research and development costs and cost of maintenance revenues. Text and video research and development expenses also increased in the current year compared to last year as the Company continued to invest in the enhancement of its RetrievalWare and video products. The increase in fiscal year 1999, from $6.4 million in fiscal year 1998, or 29% of revenue, was mainly attributable to costs incurred relative to the StorageTek agreement which commenced in the third quarter of fiscal 1999.

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

In the second quarter of fiscal year 1998, the Company recorded an expense of $1.3 million for the cost of in-process research and development acquired in the merger with Interpix Software Corporation ("Interpix"). The research and development projects in process at the date of acquisition consisted of significant improvements and upgrades to Interpix's existing suite of products that were underway. The products under development include WebCrawler and Image Surfer, both expected to be released in the third quarter of fiscal 1998 with additional releases expected throughout the remainder of fiscal 1998 and fiscal 1999, and Catalog Builder, expected to be released in the fourth quarter of fiscal 1998 with additional releases expected throughout fiscal 1999 and fiscal 2000. The aggregate costs expected to complete these projects are approximately $230,000, $456,000 and $632,000 for the years ending January 31, 1998, 1999 and
2000, respectively. The assumptions used to value the in process research and development included a discount rate of 27%; revenue growth rates of 362% and 75% in fiscal 1999 and 2000, respectively, based on expected release dates of the products and overall industry life cycles; and expense growth rates of 231% and 58% in fiscal 1999 and 2000, respectively, based on staffing requirements, certain economies of scale and overall industry data. Interpix was acquired to enable the Company to embed the Interpix products into the Company's products. These products have become an integral part of RetrievalWare, and while the Company is unable to disaggregate the revenues generated from the acquired in process projects from overall RetrievalWare revenues, the consistent growth in RetrievalWare revenues fully supports the value of the in-process research and development projects acquired from Interpix.

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

Approximately $1,284,000 of the purchase price was allocated to research and development projects in process and was expensed upon the effective date of the acquisition. The research and development projects in process at the date of acquisition consisted of significant improvements and upgrades to Interpix's existing suite of products that were underway. The products under development include WebCrawler and Image Surfer, both expected to be released in the third quarter of fiscal 1998 with additional releases expected throughout the remainder of fiscal 1998 and fiscal 1999, and Catalog Builder, expected to be released in the fourth quarter of fiscal 1998 with additional releases expected throughout fiscal 1999 and fiscal 2000. The aggregate costs expected to complete these projects are approximately $230,000, $456,000 and $632,000 for the years ending January 31, 1998, 1999 and 2000, respectively. The assumptions used to value the in process research and development included a discount rate of 27%; revenue growth rates of 362% and 75% in fiscal 1999 and 2000, respectively, based on expected release dates of the products and overall industry life cycles; and expense growth rates of 231% and 58% in fiscal 1999 and 2000, respectively, based on staffing requirements, certain economies of scale and overall industry data. Interpix was acquired to enable the Company to embed the Interpix products into the Company's products. These products have become an integral part of RetrievalWare, and while the Company is unable to disaggregate the revenues generated from the acquired in process projects from overall
RetrievalWare revenues, the consistent growth in RetrievalWare revenues fully supports the value of the in-process research and development projects acquired from Interpix.

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

Revenue Recognition

Revenue from the sale of software licenses is recognized upon shipment of product, provided that the fee is fixed and determinable, persuasive evidence of an arrangement exists and collection of the resulting receivable is considered probable. Software revenues include revenues from licenses, training and system implementation services. Training and systems implementation services are sold as part of a bundled software license agreement as well as separately to customers who have previously purchased software licenses. When training or systems implementation services that are not essential to the functionality of the software are sold as part of a bundled license agreement, the fair value of these services, based on the price charged for the services when sold separately, is deferred and recognized when the services are performed.

Customization work is sometimes required to ensure that the Company's software functionality meets the requirements of its customers. Under these circumstances, the Company's revenues are derived from fixed price contracts and revenue is recognized using the percentage of completion method based on the relationship of actual costs incurred to total costs estimated to be incurred over the duration of the contract. Estimated losses on such contracts would be charged against earnings in the period such losses are identified. No such losses have been incurred on such contracts to date.

Historically, the Company has not experienced significant returns or exchanges of its products from direct sales to customers. Revenue related to customer support agreements is deferred and recognized ratably over the term of respective agreements. Customer support agreements generally include bug fixes, telephone support and product upgrades on a when and if available basis. When the Company provides a software license and the related customer support arrangement for one bundled price, the fair value of the customer support, based on the price charged for that element separately, is deferred and recognized ratably over the term of the respective agreement.

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

                                     EXCALIBUR TECHNOLOGIES CORPORATION


                                     By:  /s/Patrick C. Condo
                                          -------------------
                                          Patrick C. Condo
                                          President and Chief Executive Officer
Date:  November 16, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                        Title                           Date
     ---------                        -----                           ----

/s/Patrick C. Condo        President, Chief Executive          November 16, 2000
---------------------      Officer and Director                -----------------
Patrick C. Condo           (Principal Executive Officer)

/s/Donald R. Keough                                            November 16, 2000
----------------------     Chairman of the Board               -----------------
Donald R. Keough

/s/James H. Buchanan       Chief Financial Officer             November 16, 2000
---------------------      Secretary and Treasurer (Principal  -----------------
James H. Buchanan          Financial and Accounting Officer)

/s/Richard M. Crooks, Jr.                                      November 16, 2000
-------------------------  Director                            -----------------
Richard M. Crooks, Jr.

/s/John S. Hendricks                                           November 16, 2000
---------------------      Director                            -----------------
John S. Hendricks

/s/W. Frank King III                                           November 16, 2000
---------------------      Director                            -----------------
W. Frank King III

/s/John G. McMillian                                           November 16, 2000
---------------------      Director                            -----------------
John G. McMillian

/s/Philip J. O'Reilly                                          November 16, 2000
---------------------      Director                            -----------------
Philip J. O'Reilly

/s/Harry C. Payne                                              November 16, 2000
---------------------      Director                            -----------------
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

                                                  Jurisdiction of Incorporation
                                                  -----------------------------

1.   Excalibur Technologies International, Ltd.           United Kingdom

2.   Excalibur Acquisition Corporation                    Maryland

3.   EXCA Acquisition Corporation                         Delaware

                                                                 Exhibit 23.01


                       CONSENT OF INDEPENDENT ACCOUNTANTS


We consent to the incorporation by reference in the registration statements of Excalibur Technologies Corporation and Subsidiaries on Form S-3 (File Nos. 333-79955, 333-34705, 333-17433, 333-05185, 333-01595, 033-65333, 033-79794 and
033-90734)  and on Form S-8  (File  Nos.  333-87621,  333-40873,  333-15369  and
033-60135) of our report dated March 8, 2000 related to the consolidated financial statements and financial statement schedule, which appears in this Form 10-K/A.

/s/PricewaterhouseCoopers LLP
McLean, Virginia
November 15, 2000

                                                                 Exhibit 23.02


                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K/A, into the Company's previously filed Registration Statements on Form S-3 (File Nos. 333-79955, 333-34705, 333-17433, 333-05185, 333-01595, 033-65333, 033-79794 and 033-90734) and on Form S-8
(File Nos. 333-87621, 333-40873, 333-15369 and 033-60135).


                                              /s/ARTHUR ANDERSEN LLP
Vienna, Virginia,
November 16, 2000