Form 10-Q
period 2000-10-31
EXCALIBUR TECHNOLOGIES CORP
filed 2000-12-14
CIK 316222

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q/A

                                   (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2000

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes |X| No __

As of December 8, 2000, 15,115,224 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                       EXCALIBUR TECHNOLOGIES CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED OCTOBER 31, 2000

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION


Item 1.       Financial Statements:                                                        Page

              Consolidated Balance Sheets
              October 31, 2000 (unaudited) and January 31, 2000.............................3

              Consolidated Statements of Operations and Comprehensive Loss (unaudited)
              Three and nine months ended October 31, 2000 and 1999.........................4

              Consolidated Statements of Cash Flows (unaudited)
              Nine months ended October 31, 2000 and 1999...................................5

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


                       EXCALIBUR TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)


                           ASSETS                                   October 31, 2000     January 31, 2000
                                                                      (Unaudited)

Current Assets:
     Cash and cash equivalents........................................$     10,129         $     10,884
     Short term investments...........................................         142                  178
     Accounts receivable, net of allowance for doubtful
          accounts of $1,100 and $830, respectively...................      17,434               14,254
     Prepaid expenses and other ......................................       4,309                2,354
                                                                      --------------       --------------
           Total current assets.......................................      32,014               27,670

Equipment and leasehold improvements, net of accumulated
   depreciation of $8,487 and $7,594, respectively....................       2,103                1,766
Other assets..........................................................         984                1,251
                                                                      --------------       --------------
         Total assets.................................................$     35,101         $     30,687
                                                                      ==============       ==============

            LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable.................................................       2,922                1,982
     Accrued expenses.................................................       1,684                2,474
     Deferred revenues................................................       5,076                3,926
                                                                      --------------       --------------
           Total current liabilities..................................       9,682                8,382

Shareholders' Equity:
     5%  Cumulative convertible preferred stock, $0.01 par value, preference in liquidation $10 per share plus dividends, 1,000 shares
         authorized; 27 shares issued and outstanding.................         271                  271
     Common stock, $0.01 par value, 40,000 shares authorized; 15,228
         and 14,646 shares issued and outstanding.....................         152                  146
     Additional paid-in capital.......................................      83,261               78,024
     Accumulated deficit .............................................     (58,183)             (56,138)
     Accumulated other comprehensive income (loss)....................         (82)                   2
                                                                      --------------       --------------
         Total shareholders' equity...................................      25,419               22,305
                                                                      --------------       --------------
         Total liabilities and shareholders' equity                   $     35,101         $     30,687
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

                       EXCALIBUR TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                                   (unaudited)
                      (in thousands, except per share data)


                                                             Three Months Ended                  Nine Months Ended
                                                                October 31,                         October 31,
                                                          2000             1999                2000             1999
                                                      --------------   --------------      --------------   --------------

Revenues:
    Software.......................................   $     10,601     $      7,003        $    28,106      $    21,413
    Maintenance....................................          1,703            1,363              4,956            3,783
                                                      --------------   --------------      --------------   --------------
                                                            12,304            8,366             33,062           25,196
                                                      --------------   --------------      --------------   --------------

Expenses:
    Cost of software revenues......................          2,404            1,229              5,238            3,510
    Cost of maintenance revenues...................            345              542              1,079            1,618
    Sales and marketing............................          5,547            4,064             16,554           11,708
    Research and product development...............          2,934            2,173              8,466            7,035
    General and administrative.....................          1,558            1,369              4,105            4,081
                                                      --------------   --------------      --------------   --------------
                                                            12,788            9,377             35,442           27,952
                                                      --------------   --------------      --------------   --------------

Operating loss.....................................           (484)          (1,011)            (2,380)          (2,756)

Other income (expenses):
     Interest income, net..........................            109               55                336              179
     Write-off of investment in affiliate..........             --               --                 --             (471)
                                                      --------------   --------------      --------------   --------------
Net loss...........................................           (375)            (956)            (2,044)          (3,048)
Dividends on preferred stock.......................              3                3                 10               10
                                                      --------------   --------------      --------------   --------------
Net loss applicable to common shareholders.........   $       (378)    $       (959)       $    (2,054)     $    (3,058)
                                                      ==============   ==============      ==============   ==============

Basic and diluted net loss per common share........   $      (0.02)    $      (0.07)       $     (0.14)     $     (0.21)
Weighted-average number of common shares
outstanding........................................         15,144           14,363             14,926           14,215
Other comprehensive income (loss):
Net loss...........................................           (375)            (956)            (2,044)          (3,048)
     Foreign currency translation adjustment.......            (29)              18                (84)              89
                                                      --------------   --------------      --------------   --------------
Comprehensive loss.................................   $       (404)    $       (938)       $    (2,128)     $    (2,959)
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

                       EXCALIBUR TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)


                                                                            For the Nine Months Ended October 31,
                                                                                   2000                 1999
                                                                             ----------------   ----------------

Cash Flows from Operating Activities:
     Net loss................................................................ $      (2,044)     $      (3,048)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
           Depreciation and amortization.....................................         1,066              1,126
           Bad debt expense..................................................           270                340
           Write-off of investment in affiliate..............................             -                471
     Changes in operating assets and liabilities:
           Accounts receivable...............................................        (4,233)            (3,612)
           Prepaid expenses and other assets.................................        (1,851)               348
           Accounts payable and accrued expenses.............................           299               (160)
           Deferred revenues.................................................         1,322                (36)
                                                                             ----------------   ----------------
     Net cash used in operating activities...................................        (5,171)            (4,571)
                                                                             ----------------   ----------------

Cash Flows from Investing Activities:
     Purchases of equipment and leasehold improvements.......................        (1,329)              (706)
     Purchase of investments, net of sales and maturities....................            36               (178)
                                                                             ----------------   ----------------
     Net cash used in investing activities...................................        (1,293)              (884)
                                                                             ----------------   ----------------
Cash Flows from Financing Activities:
     Gross proceeds from the issuance of common stock........................           258              5,145
     Proceeds from the exercise of stock options.............................         4,978              1,207
     Issuance costs in connection with issuance of common stock..............             -               (342)
                                                                             ----------------   ----------------
     Net cash provided by financing activities...............................         5,236              6,010
                                                                             ----------------   ----------------
Effect of Exchange Rate Changes on Cash......................................           473                 62
                                                                             ----------------   ----------------
Net Increase (Decrease) in Cash and Cash Equivalents.........................          (755)               617

Cash and Cash Equivalents, beginning of period...............................        10,884              5,851
                                                                             ----------------   ----------------
Cash and Cash Equivalents, end of period..................................... $      10,129     $        6,468
                                                                             ================   ================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       EXCALIBUR TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 2000

(1)      THE COMPANY

The consolidated financial statements include the accounts of Excalibur Technologies Corporation ("Excalibur") and its wholly owned subsidiaries. These entities are collectively referred to hereinafter as the "Company." All significant inter-company transactions and accounts have been eliminated.

The Company designs, develops, markets and supports high performance, accurate, scalable and secure search- powered software solutions. Excalibur offers a suite of intelligent search solutions for corporate intranets, Internet e-commerce, online publishing, application service providers ("ASP") and the original equipment manufacturer ("OEM") market that enables individuals to quickly capture, analyze, index, catalog, access, navigate, retrieve, publish and share relevant information residing on an enterprise's networks, intranets, extranets and the Internet. The Company offers consulting, training, product maintenance and systems implementation services in support of its software products. The Company licenses its software products directly to commercial businesses and government agencies throughout North America, Europe and other parts of the world and also distributes its software products to end users through license agreements with value-added resellers, systems integrators, original equipment manufacturers, application service providers and other strategic partners.

The Company incurred a net loss of $2.0 million in the nine month period ended October 31, 2000 and has incurred cumulative losses of approximately $12.5 million over the last three fiscal years. The accumulated deficit at October 31, 2000 was $58.2 million. The Company's operations are subject to certain risks and uncertainties including, among others: the dependence upon the timing of the closing on sales of large software licenses; actual and potential competition by entities with greater financial resources, experience and market presence than the Company; rapid technological changes; the success of the Company's product marketing and product distribution strategies; the risks associated with acquisitions and international expansion; the need to manage growth; the need to retain key personnel and protect intellectual property; and the availability of additional capital financing on terms acceptable to the Company.

On May 1, 2000, the Company and Intel Corporation jointly announced an agreement to form a new company, to be named Convera Corporation, that will enable owners of branded high-value content to produce and securely sell their audio and video content over the Internet. The Company will combine its entire business operations with Intel's Interactive Media Services division, which is composed of three operating units, intellectual property assets and other assets used by that division. In addition, Intel will contribute approximately $155 million in cash to the new company, $150 million of which will be paid at closing and the balance of which will be payable in 2001 to fund retention bonuses to former Intel employees. The assets to be contributed by Intel's Interactive Media Services Division include a broad set of technical capabilities, 14 patents and patent applications in the area of content security, source code components, non-exclusive licenses to additional source code components and other Intel patents and patent applications, Intel's rights under certain customer contracts and technical employee resources in key areas, primarily in software and engineering. In exchange for these contributions, Intel will receive 49% of the new company's voting stock and 60% of the new company's equity on a fully-diluted basis. Excalibur shareholders and present option holders will receive 51% of the new company's voting stock and 40% of the new company's equity on a fully-diluted basis in exchange for their Excalibur stock. Excalibur shareholders will receive one share of stock in the new company for each share they hold of Excalibur. The transaction is subject to the approval of the stockholders of the Company and other customary closing conditions. Details of this agreement and additional information are contained in the Company's Form 8-K filed with the Securities and Exchange Commission ("SEC") on May 3, 2000, the Company's definitive proxy statement filed with the SEC on November 21, 2000 and other related filings with the SEC made by the Company subsequent to the May 1 announcement. A shareholders' meeting is scheduled for December 21, 2000 to, among other things, approve this combination.


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

These consolidated financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2000. In the opinion of management, the consolidated financial statements for the fiscal periods presented herein include all adjustments that are normal and recurring which are necessary for a fair presentation of the results for the interim periods. The results of operations for the nine-month period ended October 31, 2000 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2001.

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

Cash, Cash Equivalents and Short Term Investments

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of funds deposited in money market accounts. Consequently, the carrying amount of cash and cash equivalents approximates fair value. The balance of short term investments at October 31, 2000 consisted of a certificate of deposit pledged to collateralize a letter of credit required for a leased facility.

Net Loss Per Common Share

Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per common share includes the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Under the treasury stock method, options to purchase 1,900,466 and 1,696,108 shares of common stock for three and nine months ended October 31, 2000, respectively, and 271,800 shares of cumulative convertible preferred stock that were outstanding at October 31, 2000 were not included in the computation of diluted loss per share as their effect would be anti-dilutive. As a result, the basic and diluted loss per common share amounts are identical.

Income Taxes

Deferred taxes are provided utilizing the liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has provided a full valuation allowance against its net deferred tax asset as of October 31, 2000 and January 31, 2000, respectively.


(3)      CAPITALIZATION

During the nine months ended October 31, 2000, the Company issued 572,000 shares of common stock upon the exercise of options resulting in total cash proceeds of $4,978,000. Additionally the Company issued 9,000 shares of common stock to participants of the employee stock purchase plan resulting in cash proceeds of $258,000.


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

The following chart represents revenues and expenses (in thousands of dollars) attributable to the Applications Group and Media Services Group for the three and nine-month periods ended October 31, 2000 and 1999. Expenses for each segment consist of direct and allocated expenses.



-----------------------------------------------------------------------------------------------------------
                                Applications Group        Media Services Group              Total
----------------------------------------------------------------------------------------------------------
                                Three months ended         Three months ended         Three months ended
                                   October 31,                October 31,                October 31,
                                2000         1999          2000        1999           2000         1999
                           -------------------------  -------------------------  -------------------------
Total Revenues              $   9,178    $   7,549     $   2,586   $     817      $  11,373    $   9,070
Operating Expenses              9,670        7,310         3,118       2,067         11,508        9,346
                           -------------------------  -------------------------  -------------------------
Operating Income (Loss)     $      48    $     239     $    (532)  $  (1,250)     $    (135)   $    (276)
                           -------------------------  -------------------------  -------------------------

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